Form 10-Q
period 1999-03-31
WEBTRENDS CORP
filed 1999-04-27
CIK 1075316

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------
                                    FORM 10-Q

(Mark One)
      [X]                   QUARTERLY REPORT PURSUANT TO SECTION 13
                        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

      [ ]                TRANSITION REPORT PURSUANT TO SECTION 13
                        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from __________to__________

                         Commission File Number 0-25215


                              WEBTRENDS CORPORATION
             (Exact name of registrant as specified in its charter)

              OREGON                                    93-1123283
     (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

                         851 SW SIXTH AVENUE, SUITE 1200
                             PORTLAND, OREGON 97204
                    (Address of principal executive offices)

                                 (503) 294-7025
                         (Registrant's telephone number)

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [ ]   No [X]

        The number of shares of common stock, no par value, outstanding on March 31, 1999 was 11,250,080.

                              WEBTRENDS CORPORATION

                                      INDEX

PART I.        FINANCIAL INFORMATION                                                  PAGE NO.
------         ---------------------                                                  --------
Item 1.        Condensed financial Statements

                  Balance Sheets at December 31, 1998 and March 31, 1999.....................3

                  Statements of Operations for the three months
                           ended March 31, 1998 and 1999.....................................4

                  Statements of Cash Flows for the three months
                           ended March 31, 1998 and 1999.....................................5

               Notes to condensed financial statements.......................................6

Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................................7

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings............................................................11

Item 2.        Changes in Securities and use of proceeds....................................11

Item 5.        Other Information............................................................11

Item 6.        Exhibits and Reports on Form 8-K.............................................12

Signatures     .............................................................................13

                         PART I -- FINANCIAL INFORMATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                              WEBTRENDS CORPORATION
                                 BALANCE SHEETS
                  DECEMBER 31, 1998 (AUDITED) AND MARCH 31, 1999 (UNAUDITED)

                                                                  12/31/98           3/31/99
                                                                 ----------        -----------
ASSETS
    CURRENT ASSETS:
    Cash and cash equivalents..............................     $ 1,098,847        $30,568,239
    Short-term investments.................................              --          6,195,415
    Accounts receivable, less provision for doubtful
      accounts of $40,000 for 1998 and $80,000 for 1999....         977,577          2,050,411
    Inventories............................................          62,115             74,996
    Prepaid expenses.......................................         190,530            139,503
    Deferred offering costs................................         255,394                 --
    Deferred taxes.........................................         157,500            157,500
                                                                 ----------        -----------
       TOTAL CURRENT ASSETS................................       2,741,963         39,186,064
    Property and equipment, net............................         598,407            869,218
    Other assets...........................................          22,016             17,535
                                                                 ----------        -----------
       TOTAL ASSETS........................................      $3,362,386        $40,072,817
                                                                 ==========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
    Accounts payable.......................................         383,187            692,617
    Accrued liabilities....................................         385,233            483,941
    Accrued compensation and employment taxes..............         508,422            574,457
    Accrued sales tax......................................         268,533            320,009
    Accrued income taxes...................................              --             70,750
    Deferred revenues......................................         824,013          1,666,029
    Notes and interest payable to shareholders.............         151,103                 --
                                                                 ----------        -----------
       TOTAL CURRENT LIABILITIES...........................       2,520,491          3,807,803
                                                                 ----------        -----------

STOCKHOLDERS' EQUITY

    Preferred stock, no par value.  Authorized, 15,000,000
    shares; no shares outstanding..........................              --                 --
    Common stock, Class A Voting, no par value.  Authorized
       30,000,000 shares at December 31, 1998 and 60,000,000
      at March 31, 1999; issued and outstanding, 8,210,527
      shares at December 31, 1998 and 11,250,080
      at March 31, 1999....................................         260,000         36,058,196
    Common stock, Class B Voting, no par value.  Authorized
      30,000,000 shares at December 31, 1998 and none at
      March 31, 1999; issued and outstanding 8,437 at
      December 31, 1998 and none at March 31, 1999.........         589,694                 --
    Deferred compensation..................................       (551,534)          (514,998)
    Retained earnings......................................         543,735            721,816
                                                                 ----------        -----------

       TOTAL STOCKHOLDERS' EQUITY..........................         841,895         36,265,014

                                                                 ----------        -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........      $3,362,386        $40,072,817
                                                                 ==========        ===========

See accompanying notes to condensed financial statements.

                              WEBTRENDS CORPORATION
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999

                                           THREE MONTHS ENDED MARCH 31,
                                         -----------------------------
                                             1998              1999
                                         ------------     ------------
                                                  (UNAUDITED)
Revenue:
    Software...........................  $  1,496,225     $  2,586,973
    Support Services...................       125,449          419,353
                                         ------------     ------------
       Total revenue..................      1,621,674        3,006,326

Cost of revenue.......................        129,412          290,310
                                         ------------     ------------

Gross margin...........................    1,492,262        2,716,016
                                         ------------     ------------

    Research and development..........        455,778          639,133
    Sales and marketing...............        720,034        1,505,538
    General and administrative........        292,274          455,465
                                         ------------     ------------

       Total operating expenses.......      1,468,086        2,600,136
                                         ------------     ------------

Income from operations...............          24,176          115,880
                                         ------------     ------------

Other income (expense):
    Interest and dividends income...            7,910          170,917
    Interest expense................           (3,202)          (1,866)
                                         ------------     ------------

       Total other income (expense)             4,708          169,051
                                         ------------     ------------

       Income before income taxes...           28,884          284,931

Income tax provision ...............            3,465          106,850
                                         ------------     ------------

Net income...........................    $     25,419     $    178,081
                                         ============     ============

Basic net income per share...........              --              .02
                                         ============     ============

Diluted net income per share.........              --              .02
                                         ============     ============

Shares used in basic net income
  per share calculation.............        8,210,527        9,581,526
                                         ============     ============

Shares used in diluted net income per
  share calculation.................        8,210,527       10,932,209
                                         ============     ============

See accompanying notes to condensed financial statements.

                              WEBTRENDS CORPORATION
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999

                                                   THREE MONTHS ENDED MARCH 31,
                                                  -------------------------------
                                                      1998              1999
                                                  --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                      (UNAUDITED)
     Net income ...............................     $     25,419     $    178,081
     Adjustment to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization.........           36,267           82,296
         Provision for doubtful accounts.......            5,841           40,000
         Loss (gain) on marketable security....              (81)             (91)
         Amortization of deferred stock
           compensation .......................               --           36,536
         Changes in assets and liabilities:
             Accounts receivable...............          (46,706)      (1,112,836)
             Inventories.......................           11,514          (12,882)
             Prepaid expenses..................          (68,762)         306,421
             Other assets......................               --            4,572
             Accounts payable..................          (37,844)         (22,613)
             Accrued liabilities...............          118,009          (98,417)
             Accrued sales tax.................           38,285           51,477
             Accrued compensation and employment
               taxes ...........................         104,972           66,036
             Accrued income taxes...............         (10,715)          70,750
             Accrued interest...................           3,202           (1,103)
             Deferred revenues..................          11,964          842,016
                                                    ------------     ------------
         Net cash provided by operating
           activities ..........................         191,365          430,243
                                                    ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment.....................         (64,301)        (353,107)
     Purchase of short term investments.........              --       (6,195,415)
                                                    ------------     ------------
                 Net cash used by investing
                   activities ..................         (64,301)      (6,548,522)
                                                    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock.......................              --       35,685,590
     Exercise of stock options..................              --           52,081
     Principal payments to shareholders ........              --         (150,000)
                                                    ------------     ------------
         Net cash provided by financing
           activities ..........................              --       35,587,671
                                                    ------------     ------------
INCREASE IN CASH AND CASH EQUIVALENTS..........          127,064       29,469,392
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.          806,916        1,098,847
                                                    ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......    $    933,980      $30,568,239
                                                    ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
     Cash paid during the period for:
         Interest ..............................    $      3,578     $      2,490
         Income taxes ..........................    $     65,000     $      7,000

See accompanying notes to condensed financial statements.

                              WEBTRENDS CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Basis of Presentation

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 1998.

2.      Initial Public Offering

        On February 19, 1999, WebTrends completed an initial public offering of 3,500,000 shares including 3,000,000 newly issued shares by WebTrends and 500,000 outstanding shares sold by existing shareholders. Subsequently, the selling shareholders sold an additional 525,000 shares pursuant to the underwriters' exercise of their overallotment option. WebTrends did not receive any of the proceeds from the sale of stock by the selling shareholders. The offered shares generated net proceeds to WebTrends of $35,156,421.

3.      Net Income Per Common and Common Equivalent Share

        Basic and diluted net income per share were computed using the weighted average number of common shares outstanding during each year, with diluted net income per share including the effect of potentially dilutive common stock equivalents. The weighted average number of common shares outstanding for basic net income per share computations for the periods ended March 31, 1998 and 1999 were 8,210,527 and 9,581,526, respectively. For diluted net income per share, -0- and 1,350,683 shares were added to the weighted average number of common shares outstanding for the same periods, respectively, representing potential dilution for stock options outstanding, calculated using the treasury stock method. Basic and diluted net income per share have been calculated in accordance with SEC Staff Accounting Bulletin No. 98.

4.      Research and Development Costs

        Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. To date, the period between achieving technological feasibility and the general availability of such software has been short; therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, WebTrends has not capitalized any software development costs and charged all such costs to research and development expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

        Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company's assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including but not limited to, the risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Form S-1 filed April 27, 1999.

OVERVIEW

        WebTrends Corporation provides comprehensive, integrated, scaleable, modular, and easy-to-use solutions that enable organizations to cost-effectively manage and report on their Internet-based systems. WebTrends was incorporated on August 31, 1993 and reorganized effective January 1, 1997. Prior to 1997, WebTrends was not taxable as an entity because the shareholders had elected to be taxed individually based on their percentage ownership of the outstanding common stock.

     Since the year ended December 31, 1996, WebTrends has generated most of its revenue from licensing its traffic analysis and management suite products and related support services. Prior to 1996, substantially all of WebTrends' revenue was generated from the license of its AuditTrack product and related products developed as solutions for managing Novell networks.

        Software license revenue consists of fees for licenses of WebTrends' software products. Revenue allocated to software licenses is recognized upon delivery of software, assuming no significant obligations or customer acceptance rights exist. WebTrends generally provides a thirty-day right of return for each product sold. Estimated sales returns and allowances are recorded upon shipment of the product.

        WebTrends sells a portion of its products domestically and internationally through resellers. Revenue from sales to domestic resellers is managed directly by WebTrends, and we recognize revenue from sales primarily at the time of shipment, net of estimated returns and allowances. In December of 1998, WebTrends entered into domestic distribution agreements with Merisel Americas, Inc. and Ingram Micro, Inc. These agreements offer expanded rights of return and price protection beyond our normal reseller agreements. For these distributors, WebTrends is recognizing revenue upon sales from the distributor to a third party or end user until a returns history can be established. Revenue from sales to international resellers is managed by a third-party export management company and revenue is recognized upon sales from the reseller to a third party or end user.

        Support services revenue consists of annual subscriptions for upgrades, post-sale customer support services, and professional services. Revenue allocated to subscriptions, which allow the subscriber to purchase the right to obtain upgrades, when and if available, are paid in advance and revenues are recognized ratably over the term of the subscription. Revenue allocated to professional services is recognized as the services are performed.

        Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. To date, the period between achieving technological feasibility and the general availability of such software has been short; therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, WebTrends has not capitalized any software development costs and has charged all such costs to research and development expense.

RESULTS OF OPERATIONS

     The following table sets forth historical operating information of WebTrends, as a percentage of total revenue, for the periods indicated.

THREE MONTHS ENDED MARCH 31, 1998 AND 1999


                                      THREE MONTHS ENDED MARCH 31,
                                      ----------------------------
                                         1998            1999
                                         -----          -----
       Revenue:
         Software licenses ........       92.3%          86.1%
         Support services .........        7.7           13.9
                                         -----          -----
           Total revenue ..........      100.0          100.0
     Cost of revenue ..............        8.0            9.7
                                         -----          -----
       Gross margin ...............       92.0           90.3
                                         -----          -----
     Operating expenses:
       Research and development ...       28.1           21.3
       Sales and marketing ........       44.4           50.1
       General and administrative .       18.0           15.1
                                         -----          -----
           Total operating expenses       90.5           86.5
                                         -----          -----
     Income from operations .......        1.5            3.8
     Other income, net ............        0.3            5.7
                                         -----          -----
     Income before income taxes ...        1.8            9.5
     Income taxes .................        0.2            3.6
                                         -----          -----
     Net income ...................        1.6%           5.9%
                                         =====          =====

REVENUE

        Total revenue increased 85.4% from $1.6 million for the three months ended March 31, 1998 to $3.0 million for the three months ended March 31, 1999.

        Software Licenses. Software license revenue increased 72.9% from $1.5 million for the three months ended March 31, 1998 to $2.6 million for the three months ended March 31, 1999. Software license revenue represented 92.3% and 86.1% of total revenue for the three months ended March 31, 1998 and March 31, 1999, respectively. The increase in software license revenue is primarily attributable to the effect of continued growth of our suite products, sales for the WebTrends for Firewalls and VPNs product which was introduced in the second quarter of 1998, and the introduction of the WebTrends Security Analyzer product during the quarter ended March 31, 1999.

        Support Services. Support services revenue increased 234.3% from $125,000 for the three months ended March 31, 1998 to $419,000 for the three months ended March 31, 1999, representing approximately 7.7% and 13.9% of total revenues, respectively. The increase in support services revenue is primarily attributable to an increase in subscription revenue from the increase in the installed base of customers and the sale of consulting and training services which was initiated during the second half of 1998.

COST OF REVENUE

        Cost of revenue includes product packaging, software documentation, duplication, labor, and other costs associated with handling, packaging, and shipping product, royalties associated with the sale of

WebTrends' products, and costs associated with providing technical support and consulting services to customers. Cost of revenue increased 124.3% from $129,000 for the three months ended March 31, 1998 to $290,000 for the three months ended March 31, 1999. As a percentage of total revenue, cost of revenue increased from 8.0% for the three months ended March 31, 1998 to 9.7% for the three months ended March 31, 1999. The increase in cost of revenue is primarily attributable to the hiring of additional customer support personnel to handle the demand from a larger customer base and the hiring of additional employees to manage consulting and training services.

OPERATING EXPENSES

        Research and Development. Research and development expenses consist primarily of salaries and related costs associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses increased 40.2% from $456,000 for the three months ended March 31, 1998 to $639,000 for the three months ended March 31, 1999. As a percentage of total revenue, research and development expenses decreased from 28.1% for the three months ended March 31, 1998 to 21.3% for the three months ended March 31, 1999. The increase in research and development expenses in absolute dollars is primarily attributable to increasing the number of research and development employees over the periods presented. Research and development expenses decreased as a percentage of total revenue primarily due to the rapid growth in total revenue. WebTrends continues to believe that significant investment in research and development is required to remain competitive in its markets, and therefore anticipates that research and development expenses will increase in absolute dollars in future periods, but may vary as a percent of total revenue.

        Sales and Marketing. Sales and marketing expenses consist primarily of salaries, trade shows, commissions, and advertising costs. Sales and marketing expenses increased 109.1% from $720,000 for the three months ended March 31, 1998 to $1.5 million for the three months ended March 31, 1999. As a percentage of total revenue, sales and marketing expenses increased from 44.4% for the three months ended March 31, 1998 to 50.1% for the three months ended March 31, 1999. The increase in sales and marketing expense is primarily attributable to the hiring of additional sales, marketing, and customer support personnel, including additional personnel required to support indirect distribution channels, and increased spending on advertising. WebTrends expects that sales and marketing expenses will continue to increase in absolute dollars as it continues to expand its marketing programs and sales force to increase brand awareness, but they may vary as a percent of total revenue.

        General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resource, information services, and other administrative functions, as well as legal, accounting, and insurance costs. General and administrative expenses increased 55.8% from $292,000 for the three months ended March 31, 1998 to $455,000 for the three months ended March 31, 1999. As a percentage of total revenue, general and administrative expenses decreased from 18.0% for the three months ended March 31, 1998 to 15.1% for the three months ended March 31, 1999. The increase in absolute dollars is primarily attributable to the hiring of additional accounting and administration personnel, and public company related costs during the three months ended March 31, 1999. WebTrends expects general and administrative expenses will continue to increase in absolute dollars to support the anticipated expansion of sales and operations, but they may vary as a percent of total revenue.

INCOME TAXES

        Income taxes increased from $3,000 for the three months ended March 31, 1998 to $107,000 for the three months ended March 31, 1999, primarily due to increased income from operations resulting from WebTrends' increased revenue, partially offset by the utilization of research and development tax credits associated with its investment in developing new products. Income taxes for the three months ended March 31, 1998 reflect an estimated effective tax rate of 12.0%. Income taxes for the three months ended March 31, 1999 reflect an estimated effective tax rate of 37.5%.

LIQUIDITY AND CAPITAL RESOURCES

        WebTrends has financed its operations primarily with cash from operations, loans and capital contributions from shareholders, and the completion of its initial public offering in February 1999. As of March 31, 1999, we had working capital of approximately $35.4 million, compared to working capital of $221,000 at December 31, 1998.

        Net cash provided by operating activities was approximately $191,000 and $430,000 for the three months ended March 31, 1998 and 1999, respectively. Net cash provided by operating activities resulted primarily from profitable operations, higher credit card sales volume, and increased accrued liabilities and deferred revenues, partially offset by increased accounts receivable for the periods indicated.

        Net cash used by investing activities was approximately $64,000 and $6.5 million for the three months ended March 31, 1998 and 1999, respectively. Investing activities for the periods were primarily short-term investments and purchases of computer equipment and related software. At March 31, 1999, WebTrends had no material commitments for capital expenditures.

        Net cash provided by financing activities was approximately $0 and $35.6 million for the three months ended March 31, 1998 and 1999, respectively. Net cash provided by financing activities resulted from the completion of WebTrends' initial public offering and the exercise of employee stock options, partially offset by the repayment of loans made to WebTrends by its shareholders.

        As of March 31, 1999, WebTrends had approximately $36.8 million in cash, cash equivalents, and short-term investments and a $750,000 bank line of credit with a major financial institution. The line of credit expires on April 30, 1999 and we do not plan on renewing the line. Since our inception, we have significantly increased our operating expenses. We anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses and capital expenditures will constitute a material use of our cash resources. In addition, WebTrends may utilize cash resources to fund acquisitions or investments in businesses, technologies, or product lines that are complementary to its business. We believe that the net proceeds to us from this offering, together with our current cash and cash equivalents, and funds expected to be generated from operations, will satisfy our anticipated working capital and other cash requirements for at least the next 12 months.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        WebTrends was not involved in any material legal proceedings during the quarter ended March 31, 1999.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  SALES OF UNREGISTERED SECURITIES DURING THE QUARTER

        During the quarter ended March 31, 1999, WebTrends issued and sold 29,241 unregistered shares of its common stock to employees pursuant to the exercise of stock options under its 1997 stock option plan. The options were granted in consideration of these individuals' services to WebTrends, and in issuing these securities WebTrends relied on an exemption from registration pursuant to Rule 701 under Section 3(b) of the Securities Act.

(d)  USE OF PROCEEDS

        On February 18, 1999, WebTrends' registration statement on form S-1, file number 333-69171, became effective. The offering date was February 19, 1999. The offering has terminated as a result of all of the shares offered being sold. The managing underwriters were Dain Rauscher Wessels, a division of Dain Rauscher Incorporated and SoundView Technology Group. The offering consisted of 4,025,000 shares of WebTrends common stock. 3,000,000 of which were sold by WebTrends and 1,025,000 of which were sold by selling shareholders. The two selling shareholders are officers, directors, and ten percent shareholders of WebTrends. The aggregate price of the shares offered and sold was $52,325,000 which can be allocated as $39,000,000 for the account of WebTrends and $13,215,000 for the accounts of the selling shareholders. Proceeds to WebTrends, after accounting for $2,730,000 in underwriting discounts and commissions and $1,113,579 in other expenses, were $35,156,421. WebTrends paid both its own expenses and the expenses of the selling shareholders, not including underwriting discounts and commissions applicable to the selling shareholders. The Company generated interest income of approximately $171,000 for the three months ended March 31, 1999. The proceeds and generated interest income remain in temporary investments consisting of money market accounts available on a daily basis and short-term commercial paper.

ITEM 5.  OTHER INFORMATION

        WebTrends filed a registration statement on form S-1 on April 27, 1999, seeking to register 2,500,000 shares of common stock. WebTrends is selling 1,250,000 shares in the offering and selling shareholders are selling an aggregate of 1,250,000 shares in the offering. In addition, WebTrends may sell up to an additional 187,500 shares and the selling shareholders may sell an aggregate of up to an additional 187,500 shares depending on whether the underwriters exercise their overallotment option.

        At the time of the WebTrends initial public offering, all outstanding shares that were not part of the offering, and all shares issued or to be issued pursuant to the exercise of employee stock options were subject to lock-up agreements with the underwriters. Effective April 28, 1999, the underwriters have released the shares issued or to be issued pursuant to the exercise of employee stock options from the restrictions in the lock-up agreements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

        See Exhibit Index.

(b)  REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WEBTRENDS CORPORATION
                                       (Registrant)

Date: April 27, 1999               By  /s/ James T. Richardson
                                     ------------------------------------------
                                   James T. Richardson
                                   Senior Vice President, Chief Financial
                                   Officer, and Secretary
                                   (principal financial and chief accounting
                                   officer)

                                INDEX TO EXHIBITS

EXHIBIT NO.     DESCRIPTION
-----------     -----------
     3.1(1)     Third Restated Articles of Incorporation

     3.2(2)     Second Restated Bylaws

     4.1        See Article 4 of Exhibit 3.1 and Sections 2 and 6 of Exhibit 3.2

     4.2(2)     Form of Common Stock Certificate

    27.1        Financial Data Schedule

------------------
(1) Incorporated by reference to exhibit 3.1 to the Company's registration statement on Form S-1, filed April 27, 1999.

(2) Incorporated by reference to the identically numbered exhibits to the Company's registration statement on Form S-1 (file number 333-69171) declared effective on February 18, 1999.