Form 10-Q
period 1999-06-30
WEBTRENDS CORP
filed 1999-08-13
CIK 1075316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------
                                    FORM 10-Q

(Mark One)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

        Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares of common stock, no par value, outstanding on June 30, 1999 was 12,675,520.

                              WEBTRENDS CORPORATION

                                      INDEX


PART I.     FINANCIAL INFORMATION                                                                                    PAGE NO.
-----------------------------------------------------------------------------------------------------------------------------

Item 1.     Condensed Financial Statements

                      Balance Sheets at June 30, 1999 and December 31, 1998.................................................3

                      Statements of Operations for the three and six months
                           ended June 30, 1999 and 1998.....................................................................4

                      Statements of Cash Flows for the six months
                           ended June 30, 1999 and 1998.....................................................................5

                      Notes to condensed financial statements...............................................................6

Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................................................................7

PART II.    OTHER INFORMATION
-----------------------------------------------------------------------------------------------------------------------------

Item 1.     Legal Proceedings..............................................................................................12

Item 2.     Changes in Securities and Use of Proceeds......................................................................12

Item 6.     Exhibits and Reports on Form 8-K...............................................................................12

Signatures  ...............................................................................................................13

                         PART I -- FINANCIAL INFORMATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                              WEBTRENDS CORPORATION
                                 BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998


                                                                                         JUNE 30, 1999       DECEMBER 31, 1998
                                                                                         -------------       -----------------
                                                                                          (UNAUDITED)            (AUDITED)
ASSETS

     CURRENT ASSETS:
     Cash and cash equivalents.....................................................      $ 46,628,377           $  1,098,847
     Short-term investments........................................................        30,335,788                     --
     Accounts receivable, net......................................................         2,255,717                977,577
     Inventories...................................................................            55,794                 62,115
     Prepaid expenses..............................................................           187,647                190,530
     Deferred offering costs.......................................................                --                255,394
     Deferred taxes................................................................           157,500                157,500
                                                                                         ------------           ------------
         TOTAL CURRENT ASSETS......................................................        79,620,823              2,741,963
     Property and equipment, net...................................................         1,256,693                598,407
     Other assets..................................................................            17,535                 22,016
                                                                                         ------------           ------------
         TOTAL ASSETS..............................................................      $ 80,895,051           $  3,362,386
                                                                                         ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
     Accounts payable..............................................................      $    501,520           $    383,187
     Accrued liabilities...........................................................           638,391                385,233
     Accrued compensation and employment taxes.....................................           907,843                508,422
     Accrued sales tax.............................................................           260,730                268,533
     Accrued income taxes..........................................................           359,621                     --
     Deferred revenues.............................................................         2,472,703                824,013
     Notes and interest payable to shareholders....................................                --                151,103
                                                                                         ------------           ------------
         TOTAL CURRENT LIABILITIES.................................................         5,140,808              2,520,491
                                                                                         ------------           ------------
Commitments and contingencies......................................................                --                     --

STOCKHOLDERS' EQUITY

     Preferred stock, no par value.  Authorized, 15,000,000 shares;
        no shares outstanding......................................................                --                     --
     Common stock, Class A Voting, no par value. Authorized
        60,000,000 shares at June 30, 1999 and 30,000,000 at December 31, 1998;
        issued and outstanding, 12,675,520 shares at June 30, 1999 and 8,210,527
        at December 31, 1998.......................................................        74,985,317                260,000
     Common stock, Class B Non-Voting, no par value.  Authorized -0- shares at
        June 30, 1999 and 30,000,000 at December 31, 1998; issued and outstanding,
        -0- shares at June 30, 1999 and 8,437 at December 31, 1998.................                --                589,694
     Deferred compensation.........................................................          (478,462)              (551,534)
     Retained earnings.............................................................         1,247,388                543,735
                                                                                         ------------           ------------

         TOTAL STOCKHOLDERS' EQUITY................................................        75,754,243                841,895

                                                                                         ------------           ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................      $ 80,895,051           $  3,362,386
                                                                                         ============           ============


            See accompanying notes to condensed financial statements.

                              WEBTRENDS CORPORATION
                            STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                 THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                              --------------------------------          --------------------------------
                                                 1999                 1998                 1999                 1998
                                              -----------          -----------          -----------          -----------
                                                        (UNAUDITED)                                (UNAUDITED)
Revenue:
       Software                               $ 3,381,988          $ 1,661,229          $ 5,968,961          $ 3,157,454
       Support and services                       624,593              167,346            1,043,946              292,795
                                              -----------          -----------          -----------          -----------
          Total revenue                         4,006,581            1,828,575            7,012,907            3,450,249

Cost of revenue                                   343,141              148,707              633,451              278,119
                                              -----------          -----------          -----------          -----------

Gross margin                                    3,663,440            1,679,868            6,379,456            3,172,130

       Research and development                   759,863              512,444            1,398,996              968,222
       Sales and marketing                      2,156,663              799,148            3,662,201            1,519,182
       General and administrative                 561,675              329,108            1,017,140              621,382
                                              -----------          -----------          -----------          -----------

          Total operating expenses              3,478,201            1,640,700            6,078,337            3,108,786
                                              -----------          -----------          -----------          -----------

Income from operations                            185,239               39,168              301,119               63,344

Other income and expense, net                     656,110                7,875              825,161               12,583
                                              -----------          -----------          -----------          -----------

          Income before income taxes              841,349               47,043            1,126,280               75,927

Income tax provision                              315,777                5,645              422,627                9,110
                                              -----------          -----------          -----------          -----------

Net income                                    $   525,572          $    41,398          $   703,653          $    66,817
                                              ===========          ===========          ===========          ===========

Basic net income per share                    $      0.04          $      0.01          $      0.07          $      0.01
                                              ===========          ===========          ===========          ===========

Diluted net income per share                  $      0.04          $      0.01          $      0.06          $      0.01
                                              ===========          ===========          ===========          ===========

Shares used in basic net income
  per share calculation                        11,931,289            8,210,527           10,762,899            8,210,527
                                              ===========          ===========          ===========          ===========

Shares used in diluted net income
  per share calculation                        13,174,652            8,210,527           11,987,358            8,210,527
                                              ===========          ===========          ===========          ===========


        See accompanying notes to condensed financial statements.

                              WEBTRENDS CORPORATION
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                                             SIX MONTHS ENDED JUNE 30,
                                                                        -----------------------------------
                                                                            1999                   1998
                                                                        ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                               (UNAUDITED)

       Net income                                                       $    703,653           $     66,817
       Adjustment to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                                    188,398                 78,489
            Provision for doubtful accounts                                   60,000                 20,841
            Amortization of deferred stock compensation                       73,072                     --
            Changes in assets and liabilities:
                Accounts receivable                                       (1,338,140)              (133,565)
                Inventories                                                    6,321                 40,765
                Prepaid expenses and deferred offering costs                 258,277               (168,232)
                Other assets                                                   4,481                    348
                Accounts payable                                              16,584                 65,796
                Accrued liabilities                                          253,158                232,633
                Accrued compensation and employment taxes                    399,421                195,207
                Accrued sales tax                                             (7,803)                71,884
                Accrued income taxes                                         359,621                (24,548)
                Accrued interest                                              (1,103)                 6,439
                Deferred revenues                                          1,648,690                110,339
                                                                        ------------           ------------

            Net cash provided by operating activities                      2,624,630                563,213
                                                                        ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of equipment                                               (846,684)              (215,938)
       Purchase of short term investments                                (30,335,788)                    --
                                                                        ------------           ------------
                    Net cash used by investing activities                (31,182,472)              (215,938)
                                                                        ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Sale of common stock                                               74,037,698                     --
       Exercise of stock options                                             199,674                     --
       Principal payments to shareholders                                   (150,000)                    --
                                                                        ------------           ------------
            Net cash provided by financing activities                     74,087,372                     --
                                                                        ------------           ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                     45,529,530                347,275

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,098,847                806,916
                                                                        ------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 46,628,377           $  1,154,191
                                                                        ============           ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the period for:
            Interest                                                    $     19,718           $      6,815

            Income taxes                                                $     38,200           $     65,000


            See accompanying notes to condensed financial statements.

                              WEBTRENDS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    Basis of Presentation

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

2.    Shareholders' Equity

      On February 19, 1999, WebTrends completed an initial public offering of 3,500,000 shares including 3,000,000 newly issued shares sold by WebTrends and 500,000 outstanding shares sold by existing shareholders. Subsequently, the selling shareholders sold an additional 525,000 shares pursuant to the underwriters' exercise of their overallotment option. WebTrends did not receive any of the proceeds from the sale of stock by the selling shareholders. The offered shares generated net proceeds to WebTrends of approximately $35.2 million. On May 13, 1999, WebTrends completed a follow-on offering of 2,500,000 shares, including 1,250,000 shares sold by WebTrends, and 1,250,000 shares sold by existing shareholders. WebTrends did not receive any of the proceeds from the sale of stock by the selling shareholders. The follow-on offering generated net proceeds to WebTrends of approximately $38.4 million in capital after expenses.

3.    Net Income Per Common and Common Equivalent Share

      Basic and diluted net income per share were computed using the weighted average number of common shares outstanding during the period, with diluted net income per share including the effect of potentially dilutive common stock equivalents. Dilutive common equivalent shares consist of stock options. Basic and diluted net income per share have been calculated using the treasury stock method in accordance with SEC Staff Accounting Bulletin No. 98.

4.    Research and Development Costs

      Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. To date, the period between achieving technological feasibility and the general availability of such software has been short; therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, WebTrends has not capitalized any software development costs and has charged all such costs to research and development expense as incurred.

5.    Cash, Cash Equivalents, and Short-Term Investments

      The Company classifies highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Short-term investments consist of certificates of deposit, commercial paper and other highly liquid investments with original maturities in excess of three months. Short-term investments are classified as available for sale and are recorded at amortized cost, which approximates market value. These investments mature primarily in less than one year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

      Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. In particular, there are forward-looking statements concerning the Company's expectations for expense levels in both absolute and relative dollars during future periods. Forward-looking statements can be identified by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company's assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including but not limited to, the risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Form S-1 filed April 27, 1999.

OVERVIEW

WebTrends Corporation provides comprehensive, integrated, scaleable, modular, and easy-to-use solutions that enable organizations to cost-effectively manage and report on their Internet-based systems. The Company was incorporated on August 31, 1993 and reorganized effective January 1, 1997. Prior to 1997, WebTrends was not taxable as an entity because the shareholders had elected to be taxed individually based on their percentage ownership of the outstanding common stock.

Since the year ended December 31, 1996, WebTrends has generated most of its revenue from licensing its E Business Intelligence Solutions, products which help management understand and analyze the activity on their internet and intranet systems thus maximizing the effectiveness of their E-Business systems, E Business System Management Solutions, products which help internet professionals ensure the integrity, quality and around the clock availability of their E Business systems, and E Business Security Solutions, products which help companies stay current on a rapidly changing set of security issues with an open architecture and automatic updates via WebTrends SecureTrends web site, and related support and services. Prior to 1996, substantially all of WebTrends' revenue was generated from the license of its AuditTrack product and related products developed as solutions for managing Novell networks.

Software license revenue consists of fees for licenses of WebTrends' software products. Revenue allocated to software licenses is recognized upon delivery of software, assuming no significant obligations or customer acceptance rights exist. WebTrends generally provides a thirty day right of return for each product sold. Estimated sales returns and allowances are recorded upon shipment of the product.

WebTrends sells a portion of its products domestically and internationally through resellers. Sales to domestic resellers are managed directly by WebTrends, and revenue is recognized primarily at the time of shipment, net of estimated returns and allowances. In December of 1998, WebTrends entered into domestic distribution agreements with Merisel Americas, Inc. and Ingram Micro, Inc., and in May of 1999 entered into a similar agreement with Tech Data, Inc. These agreements offer expanded rights of return and price protection beyond the Company's normal reseller agreements. For these distributors, WebTrends is recognizing revenue upon sale from the distributor to a third party or end user until a returns history can be established. Sales to international resellers are managed by a third-party export management company and revenue is recognized upon sale from the reseller to a third party or end user.

Support and services revenue consists of annual subscriptions for upgrades, post-sale customer support services, and professional services. Revenue allocated to subscriptions, which give the subscriber the right to obtain upgrades, when and if available, is paid in advance and is recognized ratably over the term of the subscription. Revenue from professional services is recognized as the services are performed.

RESULTS OF OPERATIONS

REVENUE

Total revenue increased 119.1% to $4.01 million for the second quarter of 1999 from $1.80 million for the second quarter of 1998, and 103.3% to $7.01 million for the six months ended June 30, 1999 from $3.50 million for the six months ended June 30, 1998. Primary contributing factors to these changes are discussed below.

Software Licenses

                                         Three Months Ended June 30,                      Six Months Ended June 30,
                                   --------------------------------------           -------------------------------------
                                     1999         Change           1998               1999         Change          1998
                                   --------      --------        --------           --------      --------       --------
      Software Licenses            $  3,382         103.6%       $  1,661           $  5,969          89.0%      $  3,157
      Percent of Revenues              84.4%                         90.8%              85.1%                        91.5%
                                                                Dollar amounts in thousands

The increase in software license revenue resulted primarily from continued strong growth of the E Business Intelligence and E Business System Management Solutions product lines, sales for the E Business Security Solutions product line which was introduced in the second quarter of 1998, and the January 1999 introduction of the WebTrends Security Analyzer to the E Business Security Solutions product line.

Support & Services

                                         Three Months Ended June 30,                      Six Months Ended June 30,
                                   --------------------------------------           -------------------------------------
                                     1999         Change           1998               1999         Change          1998
                                   --------      --------        --------           --------      --------       --------
      Support & Services           $    625         273.2%       $    167         $  1,044           256.5%       $    293
      Percent of Revenues              15.6%                          9.2%            14.9%                            8.5%
                                                                 Dollar amounts in thousands

The increase in support services revenue resulted primarily from increased subscription revenue derived from continued growth in the installed base of customers, and the sale of consulting and training services, programs initiated during the second half of 1998.

Cost of Revenue

                                         Three Months Ended June 30,                      Six Months Ended June 30,
                                   --------------------------------------           -------------------------------------
                                     1999         Change           1998               1999         Change          1998
                                   --------      --------        --------           --------      --------       --------
      Cost of Revenue             $    343          130.7%       $    149         $    633           127.8%      $    278
      Percent of Revenues              8.6%                           8.1%             9.0%                           8.1%
                                                                  Dollar amounts in thousands

Cost of revenue includes product packaging, software documentation, duplication, labor, and other costs associated with product fulfillment, royalties associated with the sale of WebTrends' products, and costs associated with providing technical support and consulting services to customers. The increase in cost of revenue resulted primarily from hiring customer support and professional services personnel to meet demand from a larger customer base and manage and perform consulting and training services.

OPERATING EXPENSES

Research & Development

                                             Three Months Ended June 30,                        Six Months Ended June 30,
                                      ----------------------------------------         ------------------------------------------
                                        1999            Change          1998             1999              Change          1998
                                      --------         --------       --------         --------           --------       --------
      Research & Development          $    760             48.3%      $    512         $  1,399               44.5%      $    968
      Percent of Revenues                 19.0%                            28.0%           20.0%                             28.1%
                                                                    Dollar amounts in thousands

Research and development expenses consist primarily of salaries and related costs associated with developing new products, enhancing existing products, and performing quality assurance and documentation activities. The increase in research and development expenses in absolute dollars is primarily attributable to increasing the number of research and development employees over the periods presented. Research and development expenses decreased as a percentage of total revenue primarily due to the rapid growth in total revenue. WebTrends continues to believe that significant investment in research and development is required to remain competitive in its markets, and therefore anticipates that research and development expenses will increase in absolute dollars in future periods, but may vary as a percent of total revenue.

Sales & Marketing

                                          Three Months Ended June 30,                          Six Months Ended June 30,
                                  -------------------------------------------         -------------------------------------------
                                    1999              Change           1998             1999              Change           1998
                                  --------           --------        --------         --------           --------        --------
      Sales & Marketing           $  2,157              169.9%       $    799         $  3,662              141.1%       $  1,519
      Percent of Revenues             53.8%                              43.7%            52.2%                              44.0%
                                                                    Dollar amounts in thousands

The increase in sales and marketing expense is primarily attributable to hiring additional sales and marketing personnel, including employees to expand the direct sales force and to support indirect distribution channels. Additionally, advertising dollars spent during the three and six months ended June 30, 1999 increased significantly over the same periods in 1998. WebTrends expects that sales and marketing expenses will continue to increase in absolute dollars as it continues to expand its marketing programs and sales force to increase brand awareness, but they may vary as a percent of total revenue.

General & Administrative

                                                Three Months Ended June 30,                        Six Months Ended June 30,
                                        ----------------------------------------         ------------------------------------------
                                          1999            Change          1998             1999              Change          1998
                                        --------         --------       --------         --------           --------       --------
      General & Administrative          $    562             70.7%      $    329         $  1,017               63.7%      $    621
      Percent of Revenues                   14.0%                           18.1%            14.5%                             18.0%
                                                                      Dollar amounts in thousands

General and administrative expenses consist primarily of salaries and other employee-related costs for executive, financial, human resources, and information services personnel. Legal and accounting services, and insurance and general facility costs are also included within general and administrative expenses. The increase in absolute dollars is primarily attributable to hiring additional accounting and administration personnel, and public company related costs during the six months ended June 30, 1999. WebTrends expects general and administrative expenses will continue to increase in absolute dollars to support the anticipated expansion of sales and operations, but they may vary as a percent of total revenue.

INCOME TAXES

The income tax provision increased by $310,000 for the three months ended June 30, 1999 over the three months ended June 30, 1998, and increased by $414,000 for the six months ended June 30, 1999 over the six months ended June 30, 1998. Income taxes for the three and six months ended June 30, 1999, and for the three and six months ended June 30, 1998, reflect estimated effective tax rates of 37.5% and 12.0%, respectively. The increase is primarily due to increased income from operations resulting from WebTrends' rapid revenue growth and interest income generated from the investment of funds raised from the initial and follow-on stock offerings, partially offset by the utilization of research and development tax credits associated with its investment in developing new products.

YEAR 2000 ISSUES

All new products introduced by WebTrends will be year 2000 compliant. The Company has been testing its existing products for use in the year 2000 and beyond. The results suggest that the following versions of WebTrends products, and later versions of such products, are year 2000 compliant: AuditTrack v 3.2 - SmartPass v1.09 - WebTrends Log Analyzer v 4.0a - WebTrends Professional Suite v3.0a - WebTrends Enterprise Suite v3.0a - WebTrends Suite for Lotus Domino v2.0a - WebTrends for Firewalls and VPNs v1.0 - WebTrends Security Analyzer
v.2.0 - WebTrends Enterprise Reporting Server for Solaris v1.0 - WebTrends Enterprise Reporting Server for Linux v1.0 - CommerceTrends V1.0. However, the Company's testing does not cover every possible computing environment. Accordingly, some customers may have year 2000 problems with products that WebTrends believes are year 2000 compliant.

WebTrends' customers may be using older versions of the above products. Problems encountered by such customers could be quickly remedied because of the availability of year 2000 upgrades and updates for such products. In addition, WebTrends has not tested discontinued products that it no longer markets for year 2000 compliance, some of which might still be in use. These discontinued products are not widely deployed. WebTrends expects that any customers that materially rely on such discontinued products will test them for year 2000 compliance and notify WebTrends if there are problems. WebTrends' experience in developing year 2000 compliant versions of its existing products suggests that if it is required to correct year 2000 problems in such discontinued products, it could do so without incurring material expenses.

WebTrends may be affected by year 2000 issues related to non-compliant internal systems developed by WebTrends or by third-party vendors. The Company has received assurances from third-party vendors for all mission-critical systems in use that such systems are year 2000 compliant and WebTrends is not currently aware of any year 2000 problem relating to any of its internal, mission-critical systems. The Company expects that it will continue to address Year 2000 readiness issues up to and including the Year 2000, and will react as appropriate to newly-identified issues.

WebTrends' internal operations and business are also dependent upon the computer-controlled systems of third parties such as suppliers, customers, and service providers. The Company believes that absent a systemic failure outside the control of WebTrends, such as a prolonged loss of electrical or telephone service, year 2000 problems at such third parties will not have a material impact on WebTrends. WebTrends' contingency plan in the event of a third party system failure is to establish relationships with alternative suppliers or vendors to replace failed suppliers or vendors.

WebTrends does not separately track expenditures relating to year 2000 compliance. Such expenditures are primarily absorbed within the Company's development organization. Based on the overall development expenditures and the amount of time people in the organization are spending on year 2000 compliance, WebTrends believes that its spending on compliance to date has not been material. Furthermore, based on its experiences to date, and its assessment that all mission-critical internal systems and all currently marketed products are year 2000 compliant, WebTrends does not anticipate that costs associated with remediating WebTrends' non-compliant products or internal systems would be material.

Any failure of WebTrends to make its products year 2000 compliant could result in a decrease in sales of the Company's products, an increase in allocation of resources to address year 2000 problems of its customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by WebTrends' customers due to such year 2000 problems. Failures of the internal systems of WebTrends could temporarily prevent us from processing orders, issuing invoices, and developing products, and could require the Company to devote significant resources to correcting such problems. Due to the general uncertainty inherent in the year 2000 computer problem, resulting from the uncertainty of the year 2000 readiness of third-party suppliers and vendors, WebTrends is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on its business, results of operations, and financial condition.


LIQUIDITY AND CAPITAL RESOURCES

WebTrends had cash and cash equivalents and short-term investments of $77.0 million at June 30, 1999, which represents the Company's primary source of liquidity, and working capital of approximately $74.5 million.

The Company's primary market risk exposure is the impact of interest rate fluctuations on interest income earned on its investment portfolio. The risks associated with market, liquidity and principal are mitigated by investing in high-credit quality securities and limiting concentrations of issuers and maturity dates. Derivative financial instruments are not part of the Company's investment portfolio. The Company has no debt instruments nor credit facilities as the line of credit expired in April 1999 and has not been renewed.

Cash and cash equivalents and short-term investments increased by $75.9 million during the six months ended June 30, 1999, primarily as a result of cash generated by financing and operating activities. The Company received approximately $73.6 million from the completion of its initial and follow-on public offerings in February and May of 1999. Net cash provided by operating activities was approximately $2.6 million for the six months ended June 30, 1999, and resulted primarily from profitable operations and increased deferred revenues, partially offset by increased accounts receivable for the periods indicated. Cash used by investing activities, net of the purchase of short-term investments, was approximately $850,000 for the six months ended June 30, 1999, consisting primarily of purchased computer equipment and furniture and fixtures related to increased personnel.

While increasing in absolute dollars, for the three and six month periods ended June 30,1999, operating expenses decreased as a percentage of revenue to 86.8% and 86.7%, respectively, from 89.8% and 90.1% for the same periods in 1998. Since inception, the Company has continued to increase its operating expenses in terms of absolute dollars. WebTrends anticipates that the Company will continue to reinvest revenues in operating expenses for the foreseeable future, and that operating expenses and capital expenditures will constitute a material use of cash resources. Additionally, WebTrends may utilize cash resources to fund acquisitions or investments in businesses, technologies, or product lines that are complementary to its business. WebTrends believes that its current cash and cash equivalents, short-term investments, and funds expected to be generated from operations will satisfy its anticipated working capital and other cash requirements for at least the next 12 months.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      WebTrends was not involved in any material legal proceedings during the three and six months ended June 30, 1999.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)   USE OF PROCEEDS

      On February 18, 1999, WebTrends' registration statement on form S-1, file number 333-69171, became effective. Proceeds to WebTrends were $35,156,421. The proceeds are being applied in part to working capital with the remainder in temporary investments consisting of money market accounts available on a daily basis and short-term commercial paper.


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

                              WEBTRENDS CORPORATION
                              (Registrant)

Date: August 13, 1999         By  /s/ James T. Richardson
                                  ---------------------------------------------
                              James T. Richardson
                              Senior Vice President, Chief Financial Officer,
                              and Secretary
                              (principal financial and chief accounting officer)

                                INDEX TO EXHIBITS


EXHIBIT NO.     DESCRIPTION
-----------     -----------

   27.1         Financial Data Schedule