Form 10-Q
period 1999-09-30
WEBTRENDS CORP
filed 1999-11-15
CIK 1075316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------
                                   FORM 10-Q

   (Mark One)

      [X]           QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of common stock, no par value, outstanding on September 30, 1999 was 12,747,310.

                              WEBTRENDS CORPORATION

                                      INDEX

PART I.   FINANCIAL INFORMATION                                               PAGE NO.
--------------------------------------------------------------------------------------
Item 1.   Condensed Financial Statements

          Balance Sheets at September 30, 1999 and December 31, 1998...........  3

          Statements of Operations for the three and nine months
               ended September 30, 1999 and 1998...............................  4

          Statements of Cash Flows for the nine months
               ended September 30, 1999 and 1998...............................  5

          Notes to condensed financial statements..............................  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................  7

PART II.  OTHER INFORMATION
----------------------------------------------------------------------------------
Item 1.   Legal Proceedings.................................................... 12

Item 2.   Changes in Securities and Use of Proceeds............................ 12

Item 6.   Exhibits and Reports on Form 8-K..................................... 12

Signatures..................................................................... 13

                         PART I -- FINANCIAL INFORMATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                              WEBTRENDS CORPORATION
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                                             SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                                                             -------------------   -----------------
                                                                                    (UNAUDITED)        (AUDITED)
ASSETS
     CURRENT ASSETS:
     Cash and cash equivalents                                                      $ 32,065,062         $ 1,098,847
     Short-term investments                                                           45,429,784                  --
     Accounts receivable, net                                                          3,303,564             977,577
     Inventories                                                                          64,642              62,115
     Prepaid expenses                                                                  1,132,431             190,530
     Deferred offering costs                                                                  --             255,394
     Deferred taxes                                                                      157,500             157,500
                                                                                    ------------         -----------
        TOTAL CURRENT ASSETS                                                          82,152,983           2,741,963

     Property and equipment, net                                                       1,721,584             598,407
     Other assets                                                                         17,535              22,016
                                                                                    ------------         -----------
        TOTAL ASSETS                                                                $ 83,892,102         $ 3,362,386
                                                                                    ============          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
     Accounts payable                                                               $    387,375         $   383,187
     Accrued liabilities                                                                 986,557             385,233
     Accrued compensation and employment taxes                                         1,623,490             508,422
     Accrued sales tax                                                                   252,866             268,533
     Accrued income taxes                                                                876,280                  --
     Deferred revenues                                                                 2,859,978             824,013
     Notes and interest payable to shareholders                                               --             151,103
                                                                                    ------------         -----------
        TOTAL CURRENT LIABILITIES                                                      6,986,546           2,520,491
                                                                                    ------------         -----------

COMMITMENTS AND CONTINGENCIES                                                                 --                  --

STOCKHOLDERS' EQUITY

     Preferred stock, no par value. Authorized, 15,000,000 shares;
        no shares outstanding                                                                 --                  --
     Common stock, Class A Voting, no par value. Authorized
        60,000,000 shares at September 30, 1999 and 30,000,000
       at December 31, 1998; issued and outstanding, 12,747,310
       shares at September 30, 1999 and 8,210,527
       at December 31, 1998                                                           75,222,082             260,000
     Common stock, Class B Non-Voting,  no par value. Authorized -0- shares at September 30, 1999 and 30,000,000 at December 31, 1998; issued and outstanding -0- shares at
       September 30, 1999 and 8,437 at December 31, 1998                                      --             589,694
     Deferred compensation                                                              (441,926)           (551,534)
     Retained earnings                                                                 2,125,400             543,735
                                                                                    ------------         -----------
        TOTAL STOCKHOLDERS' EQUITY                                                    76,905,556             841,895
                                                                                    ------------         -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 83,892,102         $ 3,362,386
                                                                                    ============         ===========

            See accompanying notes to condensed financial statements.

                              WEBTRENDS CORPORATION
                            STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                          THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                          -------------------------------      ------------------------------
                                              1999               1998              1999               1998
                                          ------------        -----------      ------------        ----------
                                                    (UNAUDITED)                          (UNAUDITED)
Revenue:
      Software                             $ 4,401,974        $1,867,754        $10,370,935        $5,025,208
      Support and services                     906,460           220,842          1,950,406           513,637
                                           -----------        ----------        -----------        ----------
         Total revenue                       5,308,434         2,088,596         12,321,341         5,538,845

Cost of revenue                                406,843           167,117          1,040,293           445,236
                                           -----------        ----------        -----------        ----------

Gross margin                                 4,901,591         1,921,479         11,281,048         5,093,609

      Research and development               1,137,288           638,553          2,640,643         1,606,776
      Sales and marketing                    2,549,518           877,324          6,107,360         2,396,506
      General and administrative               828,368           355,642          1,845,508           977,023
                                           -----------        ----------        -----------        ----------

         Total operating expenses            4,515,174         1,871,519         10,593,511         4,980,305
                                           -----------        ----------        -----------        ----------

Income from operations                         386,417            49,960            687,537           113,304

Other income and expense, net                1,018,254             8,873          1,843,415            21,457
                                           -----------        ----------        -----------        ----------

         Income before income taxes          1,404,671            58,833          2,530,952           134,761

Income tax provision                           526,659             7,065            949,287            16,175
                                           -----------        ----------        -----------        ----------

Net income                                 $   878,012        $   51,768        $ 1,581,665        $  118,586
                                           ===========        ==========        ===========        ==========

Basic net income per share                 $      0.07        $     0.01        $      0.14        $     0.01
                                           ===========        ==========        ===========        ==========

Diluted net income per share               $      0.06        $     0.01        $      0.13        $     0.01
                                           ===========        ==========        ===========        ==========

Shares used in basic net income
  per share calculation                     12,704,935         8,210,527         11,479,547         8,210,527
                                           ===========        ==========        ===========        ==========

Shares used in diluted net income
  per share calculation                     13,803,768         8,459,286         12,603,738         8,334,906
                                           ===========        ==========        ===========        ==========

            See accompanying notes to condensed financial statements.

                              WEBTRENDS CORPORATION
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                               ---------------------------------
                                                                   1999                1998
                                                               ------------         -----------
                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                               $  1,581,665         $   118,586
      Adjustment to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization                             142,126             137,324
          Provision for doubtful accounts                           110,000              17,000
          Amortization of deferred stock compensation               109,608              12,110
          Disposal of asset                                          30,738                  --
          Loss on marketable securities                                  --                 (63)
          Changes in assets and liabilities:
              Accounts receivable                                (2,431,528)           (262,119)
              Inventories                                            (2,528)             37,167
              Prepaid expenses                                     (690,966)           (154,839)
              Other assets                                            4,481                  --
              Accounts payable                                        4,187             172,149
              Accrued liabilities                                   601,327             283,218
              Accrued compensation and employment taxes           1,115,067             329,834
              Accrued sales tax                                     (15,667)                 --
              Accrued income taxes                                  876,280             (24,548)
              Accrued interest                                       (1,103)             (8,641)
              Deferred revenues                                   2,035,965             210,678
                                                               ------------         -----------
          Net cash provided by operating activities               3,469,652             867,856
                                                               ------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of equipment                                     (1,296,041)           (401,207)
      Purchase of short term investments                        (45,429,784)                 --
                                                               ------------         -----------
                  Net cash used by investing activities         (46,725,825)           (401,207)
                                                               ------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                                       74,135,623                  --
      Exercise of stock options                                     236,765                  --
      Principal payments to shareholders                           (150,000)            (50,000)
                                                               ------------         -----------
          Net cash provided by financing activities              74,222,388             (50,000)
                                                               ------------         -----------
INCREASE IN CASH AND CASH EQUIVALENTS                            30,966,215             416,649

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    1,098,847             806,916
                                                               ------------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 32,065,062         $ 1,223,565
                                                               ============         ===========
SUPPLEMENTAL  DISCLOSURE OF CASH FLOW  INFORMATION:
      Cash paid during the period for:
          Interest                                             $     25,310         $    18,478
          Income taxes                                         $     73,200         $   147,000

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

2.   Stockholders' Equity

     On February 19, 1999, WebTrends completed an initial public offering of 3,500,000 shares including 3,000,000 newly issued shares sold by WebTrends and 500,000 outstanding shares sold by existing shareholders. Subsequently, the selling shareholders sold an additional 525,000 shares pursuant to the underwriters' exercise of their overallotment option. WebTrends did not receive any of the proceeds from the sale of stock by the selling shareholders. The offered shares generated net proceeds to WebTrends of approximately $35.2 million. On May 13, 1999, WebTrends completed a follow-on offering of 2,500,000 shares, including 1,250,000 shares sold by WebTrends, and 1,250,000 shares sold by existing shareholders. WebTrends did not receive any of the proceeds from the sale of stock by the selling shareholders. The follow-on offering generated net proceeds to WebTrends of approximately $38.4 million after expenses.

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

5.   Cash, Cash Equivalents, and Short-Term Investments

     The Company classifies highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Short-term investments consist of certificates of deposit, commercial paper and other highly liquid investments with original maturities in excess of three months, and primarily less than one year. Short-term investments are classified as available for sale and are recorded at amortized cost, which approximates market value.

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


OVERVIEW

WebTrends Corporation provides comprehensive, integrated, scaleable, modular, and easy-to-use solutions that enable organizations to cost-effectively manage and report on their Internet and intranet systems. The Company was incorporated on August 31, 1993 and reorganized effective January 1, 1997. Prior to 1997, WebTrends was not taxable as an entity because the shareholders had elected to be taxed individually based on their percentage ownership of the outstanding common stock.

Since the year ended December 31, 1996, WebTrends has generated most of its revenue from licensing its eBusiness products: eBusiness Intelligence Solutions, products which help management understand and analyze the activity on their Internet and intranet systems thus maximizing the effectiveness of their eBusiness systems; eBusiness System Management Solutions, products which help internet professionals ensure the integrity, quality and around the clock availability of their eBusiness systems; and eBusiness Security Solutions, products which help companies stay current on a rapidly changing set of security issues with an open architecture and automatic updates via WebTrends SecureTrends web site, and related support and services. Prior to 1996, substantially all of WebTrends' revenue was generated from the license of its AuditTrack product and related products developed as solutions for managing Novell networks.

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

WebTrends sells a portion of its products domestically and internationally through resellers. Sales to domestic resellers are managed directly by WebTrends, and revenue is recognized primarily at the time of shipment, net of estimated returns and allowances. WebTrends also has entered into agreements with a limited number of large domestic distributors. These agreements offer expanded rights of return and price protection beyond the Company's normal reseller agreements. For these distributors, WebTrends is recognizing revenue upon sale from the distributor to a third party or end user until a returns history can be established. Sales to international resellers are managed by a third-party export management company and revenue is recognized upon sale from the reseller to a third party or end user.

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


RESULTS OF OPERATIONS

REVENUE

Total revenue increased 152.4% to $5.3 million for the third quarter of 1999 from $2.1 million for the third quarter of 1998, and 123.6% to $12.3 million for the nine months ended September 30, 1999 from $5.5 million for the nine months ended September 30, 1998. Primary contributing factors for these changes are discussed below.

Software Licenses

                                 Three Months Ended September               Nine Months Ended
                                        September 30,                         September 30,
                                -----------------------------        ------------------------------
                                 1999      Change      1998            1999      Change      1998
                                -------    ------     -------        --------    ------     -------
      Software Licenses         $ 4,402    135.7%     $ 1,868        $ 10,371    106.4%     $ 5,025
      Percent of Revenues          82.9%                 89.4%           84.2%                 90.7%

                                                    Dollar amounts in thousands


The increase in software license revenue resulted from continued strong growth across each of the eBusiness Intelligence Solutions, eBusiness System Management Solutions product lines, and the eBusiness Security Solutions product line introduced in the second quarter of 1998. The January 1999 introduction of Enterprise Reporting Server products for multiple operating systems contributed significantly to the growth of the eBusiness Intelligence Solutions line of products. The Enterprise Server Cluster product, introduced in the fourth quarter of 1998 to the eBusiness System Management Solutions product line contributed significantly to the line's growth.

Support & Services

                                 Three Months Ended September               Nine Months Ended
                                        September 30,                         September 30,
                                -----------------------------        ------------------------------
                                 1999      Change      1998            1999      Change      1998
                                -------    ------     -------        --------    ------     -------
     Support Services           $ 906      310.0%      $ 221         $ 1,950    279.4%     $ 514
     Percent of Revenues         17.1%                  10.6%           15.8%                9.3%

                                                    Dollar amounts in thousands


The increase in support services revenue resulted primarily from increased subscription revenue derived from continued growth in the installed base of customers, and the sale of consulting, training and support services, programs initiated during the second half of 1998.

Cost of Revenue

                                 Three Months Ended September               Nine Months Ended
                                        September 30,                         September 30,
                                -----------------------------        ------------------------------
                                 1999      Change      1998            1999      Change      1998
                                -------    ------     -------        --------    ------     -------
     Cost of Revenue            $ 407      143.7%      $ 167         $ 1,040     133.7%     $  445
     Percent of Revenues          7.7%                   8.0%            8.4%                  8.0%

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


OPERATING EXPENSES

Research & Development

                                 Three Months Ended September               Nine Months Ended
                                        September 30,                         September 30,
                                -----------------------------        ------------------------------
                                 1999      Change      1998            1999      Change      1998
                                -------    ------     -------        --------    ------     -------
     Research & Development     $ 1,137     77.9%      $ 639         $ 2,641      64.3%     $ 1,607
     Percent of Revenues           21.4%                30.6%           21.4%                  29.0%

                                                    Dollar amounts in thousands


Research and development expenses consist primarily of salaries and related costs associated with developing new products, enhancing existing products, and performing quality assurance and documentation activities. The increase in research and development expenses in absolute dollars is primarily attributable to increasing the number of research and development employees over the periods presented. Research and development expenses decreased as a percentage of total revenue primarily due to the rapid growth in total revenue. WebTrends continues to believe that significant investment in research and development is required to remain competitive in its markets, and anticipates that research and development expenses will increase in absolute dollars in future periods, but may vary as a percent of total revenue.


Sales & Marketing

                                 Three Months Ended September               Nine Months Ended
                                        September 30,                         September 30,
                                -----------------------------        ------------------------------
                                 1999      Change      1998            1999      Change      1998
                                -------    ------     -------        --------    ------     -------
     Sales & Marketing          $ 2,550    190.8%      $ 877         $ 6,107     154.8%     $ 2,397
     Percent of Revenues           48.0%                42.0%           49.6%                  43.3%

                                                     Dollar amounts in thousands


The increase in sales and marketing expense is primarily attributable to the cost of hiring and maintaining additional sales and marketing personnel, including employees to expand the direct sales force and to support indirect distribution channels. Additionally, advertising dollars spent during the three and nine months ended September 30, 1999 increased significantly over the same periods in 1998. WebTrends expects that sales and marketing expenses will continue to increase in absolute dollars as it continues to expand its marketing programs and sales force to increase brand awareness, but they may vary as a percent of total revenue.

General & Administrative

                                 Three Months Ended September               Nine Months Ended
                                        September 30,                         September 30,
                                -----------------------------        ------------------------------
                                 1999      Change      1998            1999      Change      1998
                                -------    ------     -------        --------    ------     -------
     General & Administrative    $ 828     132.6%      $ 356         $ 1,846      88.9%      $ 977
     Percent of Revenues          15.6%                17.04%           15.0%                 17.6%

                                                    Dollar amounts in thousands


General and administrative expenses consist primarily of salaries and other employee-related costs for executive, financial, human resources, and infrastructure personnel. Legal and accounting services, and insurance and general facility costs are also included within general and administrative expenses. The increase in absolute dollars is primarily attributable to hiring additional accounting, infrastructure and administration personnel, and public company related costs during the nine months ended September 30, 1999. WebTrends expects general and administrative expenses will continue to increase in absolute dollars to support the anticipated expansion of sales and operations, but they may vary as a percent of total revenue.

INCOME TAXES

The income tax provision increased by $520,000 for the three months ended September 30, 1999 over the three months ended September 30, 1998, and increased by $933,000 for the nine months ended September 30, 1999 over the nine months ended September 30, 1998. Income taxes for the three and nine months ended September 30, 1999, and for the three and nine months ended September 30, 1998, reflect estimated effective tax rates of 37.5% and 12.0%, respectively. The increase is primarily due to increased income from operations resulting from WebTrends' rapid revenue growth and interest income generated from the investment of funds raised from the initial and follow-on stock offerings, partially offset by the utilization of research and development tax credits associated with its investment in developing new products.

YEAR 2000 ISSUES

All new products introduced by WebTrends are anticipated to be year 2000 compliant. The Company has tested our existing products for use in the year 2000 and beyond. The results suggest that the following versions of our products, and later versions of such products, are year 2000 compliant: AuditTrack v 3.2 - SmartPass v1.09 - WebTrends Log Analyzer v 4.0a - WebTrends Professional Suite v3.0a - WebTrends Enterprise Suite v3.0a - WebTrends Suite for Lotus Domino v2.0a - WebTrends for Firewalls and VPNs v1.0 - WebTrends Security Analyzer
v.2.0 - WebTrends Enterprise Reporting Server for Solaris v1.0 - WebTrends Enterprise Reporting Server for Linux v1.0. However, our testing does not cover every possible computing environment. Accordingly, some customers may have year 2000 problems with products that WebTrends believes are year 2000 compliant.

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


LIQUIDITY AND CAPITAL RESOURCES

WebTrends had cash and cash equivalents and short-term investments of $77.5 million at September 30, 1999, which represents the Company's primary source of liquidity, and working capital of approximately $75.2 million.

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

Cash and cash equivalents and short-term investments increased by $76.4 million during the nine months ended September 30, 1999, primarily as a result of cash generated by financing and operating activities. The Company received approximately $74.4 million from the completion of its initial and follow-on public offerings in February and May of 1999 and the exercise of stock options. Net cash provided by operating activities was approximately $3.5 million for the nine months ended September 30, 1999, and resulted primarily from profitable operations and increased deferred revenues and accrued liabilities, partially offset by increased accounts receivable for the periods indicated. Cash used by investing activities, net of the purchase of short-term investments, was approximately $1.3 million for the nine months ended September 30, 1999, consisting primarily of purchased computer equipment and furniture and fixtures related to increased personnel.

While increasing in absolute dollars, for the three and nine month periods ended September 30,1999, operating expenses decreased as a percentage of revenue to
85.1 % and 86.0 %, respectively, from 89.6% and 89.9% for the same periods in 1998. Since inception, the Company has continued to increase its operating expenses in terms of absolute dollars. WebTrends anticipates that the Company will continue to reinvest revenues in operating expenses for the foreseeable future, and that these expenses plus capital expenditures will constitute a material use of cash resources. Additionally, WebTrends may utilize cash resources to fund acquisitions or investments in businesses, technologies, or product lines that are complementary to its business. WebTrends believes that its current cash and cash equivalents, short-term investments, and funds expected to be generated from operations will satisfy its anticipated working capital and other cash requirements for at least the next 12 months.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     WebTrends was not involved in any material legal proceedings during the three and nine months ended September 30, 1999.


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

                                        WEBTRENDS CORPORATION
                                            (Registrant)

Date: November 15, 1999                 By /s/ JAMES T. RICHARDSON
                                          --------------------------------------
                                        James T. Richardson
                                        Senior Vice President, Chief Financial
                                        Officer, and Secretary
                                        (principal financial and chief
                                        accounting officer)

                                INDEX TO EXHIBITS

EXHIBIT NO.        DESCRIPTION
-----------        -----------
     27.1          Financial Data Schedule