Form 10-K405
period 1999-12-31
WEBTRENDS CORP
filed 2000-03-30
CIK 1075316

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 0-25215

                             WEBTRENDS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   OREGON                                       93-1123283
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

      851 S.W. SIXTH AVENUE, SUITE 1200                            97204
              PORTLAND, OREGON                                  (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (503) 294-7025
                               (TELEPHONE NUMBER)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [X]

Aggregate market value of common stock held by
  non-affiliates as of February 29, 2000....................  $719,895,560
Number of shares of common stock outstanding as of February
  29, 2000..................................................    25,951,350

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our proxy statement in connection with our May 11, 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             WEBTRENDS CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS

                                   PART I
Item 1.    Business....................................................    3
Item 2.    Properties..................................................   13
Item 3.    Legal Proceedings...........................................   13
Item 4.    Submission of Matters to a Vote of Security Holders.........   13

                                  PART II
Item 5.    Market for the Registrant's Common Stock and Related
             Stockholder Matters.......................................   14
Item 6.    Selected Financial Data.....................................   15
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   16
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...   19
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   34

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   34
Item 11.   Executive Compensation......................................   34
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   34
Item 13.   Certain Relationships and Related Transactions..............   34

                                  PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................   34

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by management. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements."

     WebTrends is a leading provider of enterprise solutions for Visitor Relationship Management(TM), eBusiness Intelligence, and Systems Management. We offer organizations a comprehensive set of solutions to continuously manage and enhance the success of their eBusinesses, including their Internet infrastructure, eCommerce strategies, eMarketing activities and to manage their visitor relationships. Those organizations are investing in and depending on a growing array of Internet-based systems such as Internet web sites, extranets and intranets that run on a variety of servers including web servers, email servers, streaming media servers, proxy servers, database systems and firewalls. Internet professionals and business managers have discovered that successful eBusinesses require constant and real-time reporting, analysis and management. Our integrated, scalable, modular and easy-to-use solutions encompass the following critical areas:

     - eBusiness Intelligence and Visitor Relationship
       Management -- Understanding and analyzing the eMarketing and eCommerce activity on Internet systems.

     - eBusiness Systems Management -- Managing the integrity, quality and availability of Internet-based systems.

     - eBusiness Security -- Monitoring, reporting and analyzing the security of eBusiness infrastructure.

     WebTrends' solutions deliver essential information to key departments across an enterprise, including marketing, sales, executive management, information services, security, customer service, finance and human resources. Our solutions are used by thousands of customers such as Internet service providers (ISPs), Application Service Providers (ASPs), government entities, educational institutions and corporate clients that include American Express, Boeing, Ford, AT&T, Cable & Wireless, Comcast, DIGEX, Dow Jones & Company, EDS, Firstar, IBM, Interliant, Microsoft, NASA, NCR, Pharmacia & Upjohn, PSINet, Verio, USWeb/CKS, and UUNet.

     WebTrends was incorporated in Delaware in 1993 and reorganized in Oregon in 1997. An initial public offering was completed in February 1999, a follow-on offering was completed in May 1999, and our common stock is listed on the Nasdaq National Market under the symbol "WEBT." Our locations are as follows:

               Executive offices
               851 SW Sixth Avenue, Suite 1200
               Portland, Oregon 97204
               503-294-7025 and 1-888-WEBTRENDS (1-888-932-8736)

               Primary web sites
               http://www.webtrends.com
               http://www.webtrends.net
               http://www.webtrendslive.com

     AuditTrack, ClusterTrends, CommerceTrends, WebTrends and Visitor Relationship Management are either registered trademarks or trademarks of WebTrends Corporation. All other names mentioned herein may be trademarks of their respective owners.

INDUSTRY AND MARKET BACKGROUND

     The primary factors driving demand for WebTrends' solutions are the growing use of Internet-based systems and the adoption of Internet technology to conduct everyday business. Internet server shipments are expected to quadruple from 1.3 million in 1998 to 5 million by 2002 according to a Gartner Group study. At the same time, the use of Internet-based systems has become much more sophisticated, evolving rapidly from simple "brochure-ware" to interactive systems that are critically important to how an organization functions.

     Internet strategies and eBusiness systems are becoming operational imperatives. Their growing corporate importance has moved the overall responsibility for the success of an organization's Internet strategy from webmasters to a vice president or director within the organization. These managers coordinate with a large team that includes editors, producers, IS personnel, security professionals, marketing managers, partners and interested representatives from each part of the organization. All of these people, and potentially hundreds of others across the organization, need detailed information about how their areas are performing. More importantly, the organization needs comprehensive information about the overall performance of their Internet and eBusiness strategies.

     While eBusiness strategies and the diverse teams that manage them have expanded and evolved, so too has the need for management solutions. With extensive systems and teams in place, the emphasis is shifting from initial development and deployment to ongoing management and optimization. An organization's Internet-based systems must stay ahead of the rate of change in order to maintain a competitive edge. How do organizations ensure and maximize the success of their eBusiness initiatives when faced with an accelerating rate of change in markets, competition, and customer preferences? One very effective way is to create a feedback loop that continuously delivers the status and results of Internet-based systems to the personnel responsible for their success.

     For many companies, deploying and maintaining such systems is far too costly in time and capital, so they are increasingly outsourcing these functions. International Data Corporation projects the application service provider market to reach $2 billion by 2003 and Forrester Research projects that within the same time frame, up to one-fifth of total applications revenue could be from hosted services.

     As web sites, intranets, and extranets become more complex, ongoing management and feedback are needed in many areas. Over time, three key categories of need have emerged. A successful eBusiness now depends on a continuous stream of improvements that ensure detailed usage analysis, fine-tuned quality and performance, and tight security.

     Detailed Usage Analysis. Successful Internet and eBusiness strategies require an understanding of how visitors and customers interact with the company's Internet site and how various marketing campaigns translate into bottom line results. Managers need a means of forecasting, tracking and integrating historical visitor data with other corporate and market databases in order to optimize their eCommerce revenue and eMarketing return on investment. Demand will grow for powerful applications that can correlate data from web sites with customer relationship management and enterprise resource planning systems and provide comprehensive real-time analysis and reporting.

     Fine-tuned Quality, Performance and Reliability. A positive user experience depends on a well-organized site, with reliable and fast loading web pages and links that work. Companies hosting various types of transactions on their Internet and intranet sites depend on multiple systems running constantly, consistently and reliably. Having any of these systems down for just a few minutes can cause users to become frustrated and potentially cost thousands of dollars in lost sales.

     Tight Security. As eBusiness systems continue to expand in size and sophistication, the potential for security holes also increases. Security professionals need to proactively ensure that their servers and internal networks are protected.

THE WEBTRENDS SOLUTION

     WebTrends addresses the key eBusiness management needs and the wide variety of Internet-based systems an eBusiness depends on, including web servers, firewalls, proxy servers, media servers, email servers, and database systems. Our solutions fill three broad needs.

     eBusiness Intelligence Solutions help customers understand and analyze the activity of their Internet and intranet systems and correlate this information with other proprietary information. A wide range of reports show how many people come to a web site, what they are doing on the site, how much time they are spending on each page and return on investment for both the site itself and specific advertising campaigns. Detailed reports allow marketing managers to increase the effectiveness of advertising and promotional efforts; web designers to improve usability; content managers to expand areas of interest; business managers to streamline online processes; and executives to plan strategy. Significant technology enhancements embedding real-time, online analytical processing (OLAP) and data mining with current reporting and analysis solutions will extend these capabilities.

     eBusiness Systems Management Solutions are targeted at Internet professionals that are responsible for integrity and availability of their eBusiness systems. eBusiness Systems Management helps maximize the quality of web sites by checking items such as broken links, pages not found, software syntax problems and page download times. eBusiness Systems Management can monitor servers, routers, databases and applications running on those systems. If a problem is detected, automatic recovery routines can be run or personnel can be automatically alerted via pager or email. Trending and historical reports can be generated to evaluate device integrity and failure rates. Organizations can also monitor bandwidth and server requirements.

     eBusiness Security Solutions are targeted at Internet-focused security professionals. eBusiness Security helps monitor and report on firewall activity internal and external to the organization and detects security vulnerabilities. Security vulnerabilities can be quickly addressed by following recommended fixes and hyperlinks to third-party sites where patches are available.

     WebTrends adds to the completeness of its solutions with professional training, a professional services organization and around-the-clock technical support. The combined effect of eBusiness Intelligence, eBusiness Systems Management and eBusiness Security is to improve the overall quality and effectiveness of eBusiness systems. The ongoing improvements derived from these solutions enhance a company's image, competitiveness, sales, efficiencies and customer satisfaction.

PRODUCTS AND SERVICES

     Products. WebTrends markets the following software suites and stand-alone products for eBusiness Intelligence, eBusiness Systems Management and eBusiness
Security:

     WEBTRENDS COMMERCETRENDS. Introduced in June 1999, our most advanced eBusiness Intelligence solution includes web site traffic analysis, eCommerce revenue forecasting, eMarketing return on investment analysis, advertising campaign management, visitor and buyer qualification, data warehousing and database integration. Version 2, released in November 1999, provides enhanced scalability, performance and data warehousing capabilities. Future versions incorporating OLAP and web housing technology will enable a Visitor Relationship Management platform.

     WEBTRENDS ENTERPRISE REPORTING SERVER. Introduced in March 1999, our cross-platform (Solaris, Linux, Microsoft Windows NT/2000/98/95), enterprise scalable web traffic analysis solution for high traffic sites includes remote management, configuration and customized reporting accessible from any browser by multiple users and departments. Version 2, released in November 1999, provides advanced capabilities such as analysis of dynamically created web sites.

     WEBTRENDS ENTERPRISE SUITE. Our most complete solution for web site management includes web server traffic analysis, media server analysis, proxy server reporting, link analysis and quality control, and alerting, monitoring and recovery for unlimited devices. The Enterprise Suite supports large server clusters.

     WEBTRENDS ENTERPRISE SUITE FOR LOTUS DOMINO. Provides functionality similar to the WebTrends Enterprise Suite customized for the Lotus Domino system.

     WEBTRENDS PROFESSIONAL SUITE. Our most complete solution for single server web sites includes web site traffic analysis, proxy server reporting, link analysis and quality control, and alerting, monitoring and recovery for up to 10 devices.

     WEBTRENDS LOG ANALYZER. Our award-winning traffic analysis solution.

     In December 1999, WebTrends released new versions of WebTrends Enterprise Suite, WebTrends Enterprise Suite for Lotus Domino, WebTrends Professional Suite and WebTrends Log Analyzer. Among the new capabilities in these new versions are improved performance and scalability, enhanced reporting on the paths visitors take to any specified page on a Web site and analysis of dynamically created Web sites.

     WEBTRENDS FIREWALLS SUITE. Our solution for managing firewalls and virtual private networks provides information that enables organizations to manage bandwidth usage, security, employee usage of web sites outside of the firewall, and traffic originating from outside the firewall. Version 2, released in February 2000, introduces SurfWatch, which facilitates monitoring of improper employee Internet use by categories of misuse such as gambling or pornography, and provides improved scalability.

     WEBTRENDS SECURITY ANALYZER. Introduced in January 1999, our premiere security solution enables managers to discover and fix the latest known security vulnerabilities on Internet, intranet and extranet servers. Version 3, released in December 1999, added support for Linux and Solaris systems and greatly improves security analysis performance by distributing processing tasks.

     WEBTRENDS SERVER CLUSTER ADD-ON. Allows users of our proprietary ClusterTrends technology to enable WebTrends Commerce Trends, WebTrends Enterprise Reporting Server, WebTrends Enterprise Suite and WebTrends Enterprise Suite for Lotus Domino to analyze multiple log files created by web servers in a cluster.

     AUDITTRACK FOR NETWARE. A solution to monitor, audit and report on activity on NetWare servers.

     Services. WebTrends provides technical support to its registered users, a portal site and hosted eBusiness Management services.

     PROFESSIONAL SERVICES. In January 1999, we formed a professional services organization to provide implementation, training and consulting for customers, certification and training for third-party service providers and resellers, and management, analysis and reporting services for high-traffic Internet events.

     PORTAL SITE FOR INTERNET PROFESSIONALS. Also in 1999, we launched an Internet portal site for Internet professionals. The site, located at www.webtrends.net, provides a wide variety of product and industry information, software products and resources, discussion forums, and other content related to building and managing web sites.

     SERVICES BUSINESS UNIT. In March 2000, WebTrends created an eServices Business Unit to meet the growing demand for hosted eBusiness Management Solutions and simultaneously released WebTrends Live 2.0. WebTrends Live is an eService platform for real-time web site visitor analysis, eCommerce tracking and eMarketing campaign management designed to serve high volume web sites with secure, comprehensive reporting and eCommerce tracking. WebTrends Live provides the ability to correlate eCommerce data with visitor demographics, buyer behavior and sales cycle analysis while maintaining high standards of privacy and security.

SALES, MARKETING AND DISTRIBUTION

     Our products are sold through our internal corporate sales force, through an enterprise field sales organization, through national distributors, through numerous value-added resellers and online from our web site. Our products are also co-marketed with or integrated and sold with the offerings of our strategic partners, which include Internet service providers, original equipment manufacturers, system integrators and others. In 1999, we enhanced our sales organization by establishing a regional presence in Atlanta, Boston, Chicago,

Dallas, Houston, New York, San Francisco, and Los Angeles and a national distribution relationship with Tech Data to complement existing relationships with Ingram and Merisel. Continued expansion of the international distribution of our products is one of our corporate objectives.

RESEARCH AND DEVELOPMENT

     The focus of product development at WebTrends is to bring new products and services as well as new versions of existing products to market quickly in order to keep pace with the rapid evolution of Internet technologies and increasing customer demands. WebTrends devotes a substantial portion of its resources to developing new products. Research and development expenses were approximately $1.1 million in 1997, $2.2 million in 1998 and $3.8 million in 1999.

COMPETITION

     We compete in the markets for eBusiness intelligence, eBusiness systems management and eBusiness security solutions. These markets are intensely competitive, increasingly subject to rapid changes, and significantly affected by new product introductions and other activities of market participants. In addition, these markets are highly fragmented, and our competitors vary depending upon the needs that our eBusiness solutions address. Today, no single company offers competing products in all categories.

     In the market for eBusiness intelligence solutions, our primary competitors are Accrue Software Inc. and net.Genesis Corp. In the market for eBusiness systems management solutions, our primary competitors are IPSwitch, Inc., Geneva Software, Inc., and Computer Associates. In the market for eBusiness security solutions, we compete primarily with ISS Group, Network Associates, and BindView Development Corporation. Although the markets in which we compete are highly fragmented, we could face additional competition from existing competitors if any of them were to broaden the scope of their eBusiness solutions by developing or acquiring additional products or distribution channels. As we introduce new products and services we will face competition from both established companies and other new market entrants.

     We also compete with vendors of Internet servers, operating systems, and networking hardware. In particular, Microsoft, Netscape, Sun Microsystems, Oracle and others bundle Internet management solutions with their Internet products. We expect this bundling activity to increase in the future. The bundling of competing products with standard features of operating systems, Internet servers or networking hardware could render our products obsolete and unmarketable. Even if the functionality, ease of use, and performance of the products included with operating systems, Internet servers, or networking hardware are inferior to that of our products, a significant number of customers may elect to accept these products instead of purchasing additional software or services from us.

     We believe that additional competitors will continue to enter the market as the size and visibility of the market opportunity increases. These new market entrants may include traditional system and network management software developers.

     We also face competition and potential competition from web management service providers, such as consulting firms, web design firms, Internet audit firms, site management vendors, Internet service providers, and independent software vendors. These service providers may use our solutions, our competitors' solutions, or custom-developed solutions to manage web sites for their customers who otherwise would have been sale opportunities for us. Some larger potential customers may rely on their IT departments to internally develop Internet management solutions.

PROPRIETARY RIGHTS

     WebTrends relies on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality and license agreements, to protect our proprietary rights. We have five U.S. patent applications pending, one of which has been allowed; three registered U.S. trademarks and 19 U.S. trademark applications pending, five of which have been allowed; and 22 registered U.S. copyrights and four U.S. copyright applications pending. We also seek protection for our intellectual property in other countries where we do business. We regard our proprietary rights as critical to our success. Effective protection for our proprietary rights may not be available in every country in which we market our products or services.

EMPLOYEES

     As of December 31, 1999, we employed 163 persons. None of our employees is represented by a labor union. We have experienced no work stoppages and believe our relationships with our employees are good.

                                  RISK FACTORS

     The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

     WebTrends Has a Limited Operating History and May Not Remain
Profitable. WebTrends was formed in August 1993, and we introduced our first Internet product in February 1996. Due to our limited operating history, any evaluation of our business and our prospects must be in light of the risks and uncertainties often encountered by companies in their early stages of development. These risks and uncertainties are particularly significant for companies in rapidly evolving markets, such as the market for Internet products and services. In addition, although our revenue has increased in recent periods while we maintained profitability, our revenue may not grow in future periods, may not grow at past rates, and we may not maintain profitability on a quarterly or annual basis, or at all.

     Fluctuations in Our Operating Results May Make it Difficult to Predict Our Future Performance and May Result in Volatility in the Market Price of Our Common Stock. We may experience significant fluctuations in our operating results. In particular, as we focus increasingly on sales of our product suites rather than stand-alone products and on larger purchases by larger customers, we expect the sales cycle associated with the purchase of our products to lengthen. Furthermore, the amount of revenue associated with particular licenses can vary significantly based upon the number of products that are licensed and the number of devices involved in the installation. These factors all tend to make the timing of revenue unpredictable and may lead to greater period-to-period fluctuations in revenue than WebTrends has historically experienced. As a result of the factors described above, we believe that our quarterly revenue and results from operations may vary significantly in the future and that quarter-to-quarter comparisons of our operating results may not be meaningful. You should therefore not rely on the results of one quarter as an indication of future performance. Our future operating results may fall below the expectations of securities analysts or investors, which would likely cause the trading price of our common stock to decline.

     We May Not Be Able to Develop Acceptable New Products, Services or Enhancements to Our Existing Products at the Rate Required by Our Rapidly Changing Market. Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high quality products, product enhancements, and services on a timely basis and by keeping pace with technological developments and emerging industry standards. The market for our products is in the early stage of development and is rapidly evolving. As is common in such new and rapidly evolving industries, demand and market acceptance for recently introduced products are subject to high levels of uncertainty and risk. Furthermore, new products can quickly render obsolete products that were only recently in high demand.

     New Products and Services May Present Additional and Unanticipated
Risks. As we introduce new products and services such as hosted services on-line we may encounter risks not present in our current business. We must anticipate and manage these risks which may include new regulations, competition, technological requirements and our own ability to deliver or maintain reliable services to our customers or partners. Failure to do so may result in unrecovered costs, loss of market share or adverse publicity.

     The Intense Competition in Our Markets May Lead to Reduced Sales of Our Products and Reduced Profits. The markets for our products are intensely competitive and are likely to become even more competitive. Increased competition could result in pricing pressures, reduced sales, reduced margins, or the failure of our products to achieve or maintain market acceptance. Each of WebTrends' products faces intense competition from multiple competing vendors. WebTrends also faces current and potential competition from vendors of Internet servers, operating systems, and networking hardware, many of which now, or may in the future, bundle eBusiness solutions with their Internet products. WebTrends also competes against and expects increased competition from traditional system and network management software developers and web management service providers. Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, or substantially greater resources than we have. As a result, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards, or customer requirements.

     Failure to Expand Our Sales Operations and Channels of Distribution Would Limit Our Growth. In order to maintain and increase our current and future market share and revenue, we will need to continue to develop our direct and indirect sales operations and channels of distribution. We need to continue to expand our relationships with domestic and international channel partners, distributors, value-added resellers, systems integrators, online and other resellers, Internet service providers, original equipment manufacturers and other partners to build our indirect sales channel. We must also continue to expand and maintain strategic relationships with key hardware and software vendors, distribution partners and customers. In addition, to maintain and improve our results from operations, we must increase the number of products that each of our customers licenses. This may require an increasingly sophisticated sales effort targeted at both management personnel associated with a prospective customer's Internet capabilities and other functional managers throughout the organization.

     Our Reliance on Indirect Distribution Channels Could Result in a Reduction in Our Revenue, Because We Have Less Control Over Sales by Our Channel Partners Than Our Own Direct Sales. We are continuing to distribute our products through various indirect channels of distribution, including channel partners, value-added resellers, distributors, resellers, original equipment manufacturers, Internet service providers and others. We cannot predict the extent to which any of these channel partners will be successful in marketing or distributing our Internet management solutions. Many of these channel partners also market and sell competitive products. We may not be able to effectively manage potential conflicts among the various channel partners or prevent them from devoting greater resources to supporting the products of other companies. In addition, Network Trade, a third-party export management company, has the primary responsibility for identifying international distributors, resellers and value-added resellers for our products. Accordingly, any disruption in our relationship with Network Trade, which may be terminated by either party with 30 days' notice, could materially slow our international sales growth. Reliance on indirect channels of distribution may subject us to greater credit risk because the revenue from sales of our products to distributors and other channel partners flows first through the distributors, and then to us. In particular, Network Trade, while not technically a distributor, collects payments from our international resellers and then forwards those payments to us, presenting a similarly increased credit risk.

     The Loss of Our Senior Management or Other Key Personnel or Our Failure to Attract Additional Personnel Could Adversely Affect Our Business. Our success depends largely upon the continued services of our executive officers and other key management and development personnel. The loss of the services of one or more of our executive officers, engineering personnel, or other key employees could have a material adverse effect on our business, results of operations, and financial condition. In particular, we rely on Elijahu Shapira, Chief Executive Officer and Chairman of the Board; W. Glen Boyd, President, Chief Technical Officer and director; James T. Richardson, Senior Vice President and Chief Financial Officer and Daniel J. Meub, Chief Operating Officer. Messrs. Shapira, Boyd, Richardson and Meub do not have employment agreements and, therefore, could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees. In addition, because of the complexity of our products and technologies, we are substantially dependent upon the continued service of our existing engineering personnel. Our future success also depends on our ability to attract and retain highly qualified personnel. We intend to hire a number of additional sales, support, marketing, and research and development personnel. The competition for qualified personnel in the computer software and Internet markets is intense, and we may be unable to attract, assimilate, or retain additional highly qualified personnel in the future. Additionally, we attempt to hire engineers with high levels of experience in designing and developing software and Internet-related products in time-pressured environments. There is a limited number of qualified engineers in our geographic location, resulting in intense competition for the services of such engineers.

     The Strain that Our Growth Rate Places Upon Our Systems and Management Resources May Adversely Affect Our Business. The rapid growth that we have experienced places significant challenges on our management, administrative and operational resources. To properly manage this growth, we must, among other things, implement and improve additional and existing administrative, financial and operational systems, procedures and controls on a timely basis. We will also need to expand our finance, administrative, and operations staff. We may not be able to complete the necessary improvements to our systems, procedures and controls necessary to support our future operations in a timely manner. Management may not be able to hire, train, retain, motivate and manage required personnel and may not be able to successfully identify, manage and exploit existing and potential market opportunities. In connection with our expansion, we plan to increase our operating expenses to expand our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support, and improve operational and financial systems. Failure of our revenue to increase along with these expenses during any fiscal period could have a materially adverse impact on our financial results for that period.

     WebTrends' International Sales Could Decrease for Reasons Additional to Those Affecting Domestic Sales. Our international operations are subject to the risks inherent in international business activities, including, in particular management of an organization spread over various countries; longer accounts receivable payment cycles and other collection difficulties, such as difficulties obtaining and enforcing judgments against delinquent customers; compliance with a variety of foreign laws and regulations; foreign currency exchange rate fluctuations; import and export licensing requirements; trade restrictions, changes in tariffs, and freight rates; and regional economic conditions.

     Our Ability to Secure, Protect and Expand Our Network and Data Center Is Increasingly Important to Our Current and Future Business. We must protect our network infrastructure and equipment against damage from human error, physical or electronic security breaches, power loss and other facility failures, fire, earthquake, flood, telecommunications failure, sabotage, vandalism and similar events. Despite precautions we have taken, a natural disaster or other unanticipated problems could result in interruptions in our services or significant damage. In addition, failure of any of our telecommunications providers to provide consistent data communications capacity could result in interruptions in our services and thus in our ability to provide service to our customers. Additionally, we must continue to expand and adapt our network to satisfy our internal and customer requirements. We are dependent upon certain telecommunications providers for our backbone capacity and it may be difficult to quickly increase this capacity in light of the lead times in the industry.

     We May Be Unable to Protect Our Intellectual Property. We regard substantial elements of our Internet management solutions as proprietary and attempt to protect them by relying on patent, trademark, service mark, trade dress, copyright and trade secret laws and restrictions, as well as confidentiality procedures and contractual provisions. Any steps we take to protect our intellectual property may be inadequate, time consuming and expensive. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. We have five U.S. patent applications pending, one of which has been allowed, three registered U.S. trademarks and 19 U.S. trademark applications pending, five of which have been allowed; and 22 registered U.S. copyrights and four U.S. copyright applications pending. We also seek protection for our intellectual property in other countries where we do business. These or any new patent, trademark or copyright applications may not result in issued patents, trademarks or copyrights and may not provide us with any competitive advantages or may be challenged by third parties. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving, and the future viability or value of any of our intellectual property rights is uncertain. Effective trademark, copyright and trade secret protection may not be available in every country in which our products are distributed or made available through the Internet. Furthermore, our competitors may independently develop similar technology that substantially limits the value of our intellectual property.

     Others May Bring Infringement Claims Against Us. In addition to the technology we have developed internally, we also use code libraries developed and maintained by third parties and have acquired or licensed technologies from other companies. Our internally developed technology, the code libraries, or the technology we acquired or licensed may infringe on a third party's intellectual property rights and such third parties may bring claims against us alleging infringement of their intellectual property rights. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In 1999, we were involved in such a dispute with WebSideStory, Inc., which dispute was settled in January 2000. We are not currently involved in any intellectual property litigation. We may, however, be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. Such claims and any resulting litigation could subject us to significant liability for damages and invalidation of our proprietary rights. Such litigation, regardless of its success, would likely be time-consuming and expensive to defend and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following: cease selling, incorporating, or using products or services that incorporate the challenged intellectual property; obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; and redesign those products or services that incorporate such technology.

     Evolving Regulation of the Internet May Affect Us Adversely. As Internet commerce continues to evolve, increasing regulation by federal, state, or foreign agencies becomes more likely. Such regulation is likely in the areas of user privacy, pricing, content, advertising, intellectual property rights, information security, privacy and quality of products and services. Taxation of Internet use, or other charges imposed by government agencies or by private organizations for accessing the Internet, may also be imposed. Laws and regulations applying to the solicitation, collection, or processing of personal or consumer information could affect our activities.

     Privacy and Security Concerns May Limit the Effectiveness of and Reduce the Demand for Our Solutions. The effectiveness of our products relies on the use of data collected from web sites and future products may combine this information with data collected from various other sources. Our customers' use of such data for profiling may raise privacy and security concerns. Should regulators or Internet users choose to restrict the use of customer profiling technologies some of our solutions would be less useful to our customers and thus sales and profits could be adversely affected.

     Our Success Depends on Continued Use and Expansion of the Internet and Internet-based systems. The rapid growth of the Internet is a recent phenomenon. The growth of our revenues is dependent upon the continued adoption of the Internet as a medium for communication and commerce. In addition, the Internet infrastructure must continue to evolve in order to handle increased levels of Internet activity, security, reliability, cost, ease of use, accessibility and quality of service.

     Product Defects and Service Interruptions Could Lead to Loss of Customers and to Product Liability Claims That Would Require Considerable Effort and Expense to Defend. The occurrence of errors or failures in our products or interruptions of service at our data center could result in adverse publicity, loss of or delay in market acceptance, or claims by customers against us. Our products and on-line services are used to monitor the activity levels of our customers' Internet sites, to provide real-time monitoring of firewalls, and to provide real-time monitoring, alerting and recovery of Internet servers. These and other functions that our products provide are often critical to our customers, especially in light of the considerable resources many organizations spend on the development and maintenance of their web sites. Additionally, our security products often contribute to vital protection of a company's internal systems and information. Our end-user licenses contain provisions that limit our exposure to product liability claims, but these provisions may not be enforceable in all jurisdictions. Additionally, we maintain limited product liability insurance. Our products and product enhancements are very complex and may from time to time contain errors or result in failures that we did not detect or anticipate when introducing such products or enhancements to the market. The computer hardware environment is characterized by a wide variety of non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time consuming. Despite our testing, errors may still be discovered in some new products or enhancements after the products or enhancements are delivered to customers.

     If Our Internal Professional Services Organization Does Not Provide Training or Implementation Services Effectively and According to Schedule, Our Revenues and Profitability May be Harmed. Customers that license our products may require consulting, implementation, maintenance and training services from our internal professional services organization. If our professional services organization does not effectively implement or support our products or if we are unable to expand our professional services organization as needed to meet our customer needs, our ability to sell our solutions may be reduced and we may suffer adverse publicity. When we sell licenses and professional services for implementation and training we recognize revenue as we perform the implementation. Thus, delays in providing the complementary services will delay recognition of revenue.

     The Market Price for Our Common Stock, Like Other Technology Stocks, Has Been and May Continue to Be Volatile. The market price of our common stock has been highly volatile and has experienced wide fluctuations. We expect our stock price will continue to fluctuate. The value of an investment in WebTrends could decline due to the impact of any of the following factors upon the market price of WebTrends common stock: variations in our actual and anticipated operating results; changes in our earnings estimates by analysts; our failure to meet analysts' performance expectations; and lack of liquidity.

     The stock markets have, in general, and with respect to Internet companies in particular, recently experienced stock price and volume volatility that has affected companies' stock prices. The stock markets may continue to experience volatility that may adversely affect the market price of our common stock. Stock prices for many companies in the technology and emerging growth sector have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. Fluctuations such as these may affect the market price of our common stock.

     Significant Fluctuation in the Market Price of Our Common Stock Could Result in Securities Class Action Claims Against Us. Securities class action claims have been brought against issuing companies in the past after volatility in the market price of a company's securities. Such litigation could be very costly and divert our management's attention and resources, and any adverse determination in such litigation could also subject us to significant liabilities.

EXECUTIVE OFFICERS

     The executive officers of WebTrends, and their ages and positions as of February 29, 2000, are as follows:

       NAME          AGE                        POSITION
       ----          ---                        --------
Elijahu Shapira      34    Chairman of the Board and Chief Executive Officer
W. Glen Boyd         32    President, Chief Technical Officer and Director
James T. Richardson  52    Senior Vice President, Chief Financial Officer, and
                           Secretary
Daniel J. Meub       46    Chief Operating Officer

     There are no family relationships among any of the directors or executive officers of WebTrends.

     Elijahu Shapira is a co-founder of WebTrends and has served as its Chief Executive Officer since December 1997 and as a director since September 1993. From September 1994 to November 1995 and from November 1996 to December 1998, he served as its Vice President and Secretary. Mr. Shapira has 15 years of experience in the software industry. From June 1991 to September 1994, Mr. Shapira was the Product Development Manager for the AntiVirus product line of Central Point Software, an anti-virus software development company that was acquired by Symantec Corporation in 1994. From March 1987 to October 1990, Mr. Shapira was the Vice President of International Business Development for Carmel Software Engineering, a company specializing in network security and encryption products.

     W. Glen Boyd is a co-founder of WebTrends and has served as its President since December 1996, as its Chief Technical Officer since December 1997, and as a director since September 1993. Mr. Boyd served as the President of WebTrends from September 1993 to November 1995 and as its Vice President and Secretary from November 1995 to December 1996. Mr. Boyd has more than 12 years of experience in the software industry. Prior to co-founding WebTrends in 1993, from October 1990 to January 1993, Mr. Boyd was a Section Manager for the AntiVirus, Commute, and PCTools product lines of Central Point Software.

     James T. Richardson has served as WebTrends' Senior Vice President since April 1999, Vice President and Chief Financial Officer since July 1998 and Secretary since December 1998. From April 1994 to December 1997, Mr. Richardson served as the Senior Vice President of Corporate Operations and Chief Financial Officer of Network General, a producer of networking software that merged with McAfee Associates in December 1997 to form Network Associates. From July 1992 to April 1994, Mr. Richardson served as the Vice President of finance and Chief Financial Officer of Logic Modeling Corporation, an electronic design automation software company that merged with Synopsys, Inc. in February 1994. From November 1989 to June 1992, Mr. Richardson served as the Vice President of Finance and Administration and as Chief Financial Officer of Advanced Logic Research, a manufacturer of personal computers. Mr. Richardson has served in various management positions in the high-technology industry since 1977.

     Daniel J. Meub has served as WebTrends' Chief Operating Officer since February 2000. From April 1999 until February 2000, he was WebTrends' Senior Vice President of Marketing and Sales. From December 1998 until April 1999, he was WebTrends' Vice President of Marketing. From December 1996 to October 1998, Mr. Meub served as the President and Chief Executive Officer of Adaptive Solutions Inc., a supplier of forms processing software and imaging solutions for the health care and governmental markets that filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code due to insolvency. From January 1995 to November 1996, Mr. Meub served as the Executive Vice President of Marketing and Product Development of Now Software Inc., a supplier of time management and utility software. From February 1993 to June 1994, Mr. Meub served as the Vice President/General Manager of the Desktop Product Group of Central Point Software. From November 1991 to February 1993, Mr. Meub served as the Vice President of Marketing and Development of Calera Recognition Systems, a character recognition software development company. Mr. Meub has served in a variety of sales and marketing roles since 1976.

ITEM 2. PROPERTIES

     We currently lease approximately 52,000 square feet of office space in Portland, Oregon. The lease expires in January 2004, with an option to renew for five additional years. We also lease office space for sales and support personnel in Houston.

ITEM 3. LEGAL PROCEEDINGS

     In November 1999, WebSideStory, Inc. filed a lawsuit in the United States District Court for the Southern District of California against WebTrends, alleging that our introduction of our WebTrendsLive service constituted copyright infringement, trade dress infringement and unfair competition. WebSideStory requested the following relief: damages, injunctive relief and attorneys' fees. The court granted a temporary restraining order that required WebTrends to withdraw the WebTrendsLive service from the Internet. The parties reached a settlement which was not material to our operations or financial position in January 2000 and the case was dismissed. The WebTrendsLive service was relaunched in March.

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market System under the symbol WEBT. The following table sets forth the high and low closing sales prices for our common stock as reported by the Nasdaq National Market:

           YEAR ENDED DECEMBER 31, 1999               HIGH      LOW
           ----------------------------              ------    ------
First Quarter (from February 19)...................  $26.75    $12.00
Second Quarter.....................................  $36.00    $12.63
Third Quarter......................................  $23.88    $14.69
Fourth Quarter.....................................  $49.28    $19.13

     As of February 29, 2000, our common stock was held by an estimated 10,100 shareholders with 55 shareholders of record.

     We have never declared or paid any cash dividends. We currently intend to retain our earnings, if any, for developing our business. Accordingly, we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. Historical results are not necessarily indicative of future results.

     The selected financial data and balance sheet data presented below for each of the years in the five year period ended December 31, 1999 have been derived from the audited financial statements of the Company.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1995       1996       1997       1998       1999
                                           -------    -------    -------    -------    -------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
Revenue..................................  $   637    $ 1,865    $ 4,055    $ 8,008    $19,726
Operating income.........................      168        398        427        222      1,370
Net income(1)............................      169        405        287        219      2,736
Net income per share:
  Basic..................................                            .02        .01        .12
  Diluted................................                            .02        .01        .11
Weighted average shares:
  Basic..................................                         16,252     16,421     23,538
  Diluted................................                         16,252     18,044     25,976
Pro forma net income(1)..................      111        265
Pro forma net income per share -- basic
  and diluted............................      .01        .02
Shares used in pro forma net income per
  share calculation -- basic and
  diluted................................   15,600     15,600

                                                                DECEMBER 31,
                                             --------------------------------------------------
                                             1995    1996         1997         1998      1999
                                             ----    -----    ------------    ------    -------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA
Cash and cash equivalents..................  $179    $ 321       $  807       $1,099    $28,898
Working capital (deficit)..................   319     (103)         260          221     76,099
Total assets...............................   365      910        1,886        3,362     90,235
Long-term obligations......................    72       --            7           --         --
Total shareholders' equity.................   267       47          584          842     80,536

---------------
(1) Prior to 1997, WebTrends had elected to have taxes on WebTrends' income paid by WebTrends' shareholders rather than by WebTrends. Pro forma net income data has been presented for comparison purposes only, as if WebTrends had been organized as a taxable entity for periods prior to 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This report includes forward-looking statements that involve risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. In particular, there are forward-looking statements concerning our expectations for operating expenses and liquidity and capital resources. Forward-looking statements can be identified by their use of such verbs as "expects," "anticipates," "believes," or similar terms. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the risks detailed in the section of this report entitled "Business -- Risk Factors."

RESULTS OF OPERATIONS

     WebTrends will continue to develop and launch new products and services to provide innovative, comprehensive solutions for a very rapidly evolving segment of the market. Revenue growth may vary from our historical trends due to the rate of new introductions. The related direct costs associated with products and services sold may also vary as a percent of revenue and may not follow a predictable trend based on historical performance.

  Revenue

     Total revenue increased 146.3% to $19.7 million for 1999 from $8.0 million for 1998, and $4.1 million for 1997. Primary contributing factors for these changes are discussed below.

     SOFTWARE LICENSES

                                                    YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------
                                         1997     CHANGE     1998     CHANGE     1999
                                        ------    ------    ------    ------    -------
                                                 (DOLLAR AMOUNTS IN THOUSANDS)
Software Licenses.....................  $3,837     87.8%    $7,206    129.3%    $16,523
Percent of Revenues...................    94.6%               89.9%                83.8%

     We continue to benefit from a very strong market for Internet infrastructure products and the strategic contribution of our solutions to our customers' eBusiness success. Software license revenue increased as a result of strong growth across each of the eBusiness Intelligence Solutions, eBusiness System Management Solutions and eBusiness Security Solutions product lines introduced in the second quarter of 1998. The January 1999 introduction of Enterprise Reporting Server products for multiple operating systems contributed significantly to the growth of the eBusiness Intelligence Solutions line of products. The Enterprise Server Cluster product, introduced in the fourth quarter of 1998 to the eBusiness System Management Solutions product line, contributed significantly to the line's growth.

     SUPPORT AND SERVICES

                                                     YEAR ENDED DECEMBER 31,
                                           -------------------------------------------
                                           1997    CHANGE    1998     CHANGE     1999
                                           ----    ------    -----    ------    ------
                                                  (DOLLAR AMOUNTS IN THOUSANDS)
Support and Services.....................  $218    267.9%    $ 802    299.4%    $3,203
Percent of Revenues......................   5.4%              10.0%               16.2%

     The increase in support and services revenue resulted primarily from increased subscription revenue derived from continued growth in the installed base of customers, and the sale of consulting, training, support and services, programs initiated during the second half of 1998.

  Cost of Revenue

                                                     YEAR ENDED DECEMBER 31,
                                            ------------------------------------------
                                            1997    CHANGE    1998    CHANGE     1999
                                            ----    ------    ----    ------    ------
                                                  (DOLLAR AMOUNTS IN THOUSANDS)
Cost of Revenue...........................  $292    116.8%    $633    153.4%    $1,604
Percent of Revenues.......................   7.2%              7.9%                8.1%

     Cost of revenue includes costs associated with providing technical support and consulting services to customers, product packaging, software documentation, duplication, labor, and other costs associated with product fulfillment, and royalties associated with the sale of WebTrends' products. The increase in cost of revenue resulted primarily from hiring customer support and professional services personnel to meet demand from a larger customer base and to manage and perform consulting and training services.

  Operating Expenses

     We continue to believe that strategic investment in all areas of our business is required, and we anticipate that expenses will increase in absolute dollars in future periods. Expenses in each category may vary as a percent of revenues and relative to one another as we continue to take advantage of strategic hiring and investing opportunities.

     RESEARCH AND DEVELOPMENT

                                                    YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------
                                          1997     CHANGE     1998     CHANGE     1999
                                         ------    ------    ------    ------    ------
                                                 (DOLLAR AMOUNTS IN THOUSANDS)
Research and Development...............  $1,059    108.8%    $2,211     72.8%    $3,820
Percent of Revenues....................    26.1%               27.6%               19.4%

     Research and development expenses consist primarily of salaries and related costs associated with developing new products, enhancing existing products and performing quality assurance and documentation activities. The increase in such expenses in absolute dollars is primarily attributable to increasing the number of research and development employees over the periods presented. Research and development expenses decreased as a percentage of total revenue due to the rapid growth in total revenue and our ability to build our enterprise sales force during the period. We continue to believe that significant investment in research and development is required to remain competitive in our markets, and anticipate that research and development expenses will increase in absolute dollars in future periods, but may vary as a percent of total revenue.

     SALES AND MARKETING

                                                    YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------
                                          1997     CHANGE     1998     CHANGE     1999
                                         ------    ------    ------    ------    ------
                                                 (DOLLAR AMOUNTS IN THOUSANDS)
Sales and Marketing....................  $1,527    138.5%    $3,642    173.7%    $9,967
Percent of Revenues....................    37.7%               45.5%               50.5%

     The increase in sales and marketing expense is primarily attributable to the cost of hiring and maintaining additional sales and marketing personnel, including employees to expand the direct sales force and to support indirect distribution channels. We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to expand our marketing programs and sales force to increase brand awareness, but may vary as a percent of total revenue.

     GENERAL AND ADMINISTRATIVE

                                                    YEAR ENDED DECEMBER 31,
                                          --------------------------------------------
                                          1997    CHANGE     1998     CHANGE     1999
                                          ----    ------    ------    ------    ------
                                                 (DOLLAR AMOUNTS IN THOUSANDS)
General and Administrative..............  $749     73.7%    $1,301    127.9%    $2,965
Percent of Revenues.....................  18.5%               16.2%               15.0%

     General and administrative expenses consist primarily of salaries and other employee-related costs for executive, financial, human resources and infrastructure personnel. Legal and accounting services, and insurance and general facility costs are also included in general and administrative expenses. The increase in absolute dollars is primarily attributable to our growth and expansion, which includes hiring additional accounting and administration personnel and expanding infrastructure and facilities. WebTrends expects general and administrative expenses will continue to increase in absolute dollars to support the anticipated expansion of sales and operations, but may vary as a percent of total revenue.

  Other Income, Net

     Other income, net for 1997, 1998 and 1999 was $10,411, $28,886 and $2.9
million, respectively. The increase in 1999 is primarily attributable to interest income on investment of funds received from the initial and follow-on public offerings in February and May of 1999.

  Income Taxes

     Income tax provisions for 1997, 1998 and 1999 reflect effective tax rates of 34.4%, 12.5% and 36.3%, respectively. The increase in the effective rate for 1999 is primarily attributable to research and development credits that were fully utilized in 1998.

YEAR 2000 ISSUES

     As a result of its Year 2000 readiness efforts, WebTrends' mission critical internal systems successfully distinguished between the year 1900 and the year 2000, without any application failures. We are not aware of any Year 2000 issues experienced by our customers with any of our products, and have not seen any problems arising from suppliers experiencing Year 2000 issues. However, we will continue to monitor throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

LIQUIDITY AND CAPITAL RESOURCES

     WebTrends had cash and cash equivalents and investments of $79.3 million at December 31, 1999, which represents our primary source of liquidity, and working capital of approximately $76.1 million.

     Our primary market risk exposure is the impact of interest rate fluctuations on interest income earned on our investment portfolio. The risks associated with market, liquidity and principal are mitigated by investing in high-credit quality securities and limiting concentrations of issuers and maturity dates. Derivative financial instruments are not part of our investment portfolio. We have no debt instruments or credit facilities, because our line of credit expired in April 1999 and has not been renewed.

     Cash and cash equivalents and investments increased by $78.2 million during 1999, primarily as a result of cash generated by financing and operating activities. We received approximately $74.7 million from the completion of our initial and follow-on public offerings in February and May of 1999 and the exercise of stock options. Net cash provided by operating activities was approximately $7.9 million for 1999, and resulted primarily from profitable operations and increased deferred revenues and accrued liabilities, partially offset by increased accounts receivable for the periods indicated. Cash used by investing activities, net of the purchase of short-term investments, was approximately $2.3 million for 1999, consisting primarily of purchased computer equipment and furniture and fixtures related to increased personnel.

     While increasing in absolute dollars, for the year ended December 31, 1999, operating expenses decreased as a percentage of revenue to 84.9%, from 89.3% for the same period in 1998. Since inception, we have continued to increase our operating expenses in terms of absolute dollars. We anticipate that we will continue to reinvest revenues in operating expenses for the foreseeable future, and that these expenses plus capital expenditures will constitute a material use of cash resources. Additionally, we may utilize cash resources to fund acquisitions or investments in businesses, technologies or product lines that are complementary to our business. We believes that our current cash and cash equivalents, short-term investments and funds expected to be generated from operations will satisfy our anticipated working capital and other cash requirements for at least the next 12 months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Market risk represents the risk of change in the value of short-term investments and financial instruments caused by fluctuations in investment prices, interest rates and foreign currency exchange rates.

     All of our transactions are denominated in U.S. dollars. For this reason, we do not have significant exposure to foreign exchange rate fluctuations.

     WebTrends has not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and is not currently evaluating the future use of such financial instruments.

     We follow established policies and procedures to manage exposure to changes in the interest rate and market risks of our investments. Due to the short-term maturities of our investments, management has determined that the fair value does not differ materially from the carrying amount and that the market risk arising from our holdings at December 31, 1999 is not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   20
Balance Sheets..............................................   21
Statements of Operations....................................   22
Statements of Shareholders' Equity..........................   23
Statements of Cash Flows....................................   24
Notes to Financial Statements...............................   25

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
WebTrends Corporation:

     We have audited the accompanying balance sheets of WebTrends Corporation as of December 31, 1998 and 1999, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of WebTrends' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WebTrends Corporation as of December 31, 1998 and 1999, and the results of its operations, and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                     /s/ KPMG LLP
Portland, Oregon
January 21, 2000

                             WEBTRENDS CORPORATION

                                 BALANCE SHEETS

                                     ASSETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1999
                                                              ----------    -----------
Current assets:
  Cash and cash equivalents.................................  $1,098,847    $29,397,650
  Short-term investments....................................          --     49,885,523
  Accounts receivable, net..................................     977,577      4,968,544
  Inventories...............................................      62,115         63,889
  Prepaid expenses..........................................     190,530        980,730
  Deferred offering costs...................................     255,394             --
  Deferred taxes............................................     157,500        502,500
                                                              ----------    -----------
          Total current assets..............................   2,741,963     85,798,836
Property and equipment, net.................................     598,407      2,375,750
Deferred taxes, net and other...............................      22,016      2,060,662
                                                              ----------    -----------
          Total assets......................................  $3,362,386    $90,235,248
                                                              ==========    ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  383,187    $ 1,161,679
  Accrued liabilities.......................................     385,233      1,481,225
  Accrued compensation......................................     508,422      2,552,863
  Accrued sales tax.........................................     268,533         83,427
  Accrued income taxes......................................          --        297,397
  Deferred revenue..........................................     824,013      4,122,882
  Notes payable to shareholders.............................     151,103             --
                                                              ----------    -----------
          Total liabilities.................................   2,520,491      9,699,473
                                                              ----------    -----------
Commitments and contingencies (note 9)
Shareholders' equity:
  Preferred stock, no par value. Authorized 15,000,000
     shares; no shares outstanding..........................          --             --
  Common stock, Class A voting, no par value. Authorized
     30,000,000 shares; issued and outstanding 16,421,054
     and 25,817,568.........................................     260,000     77,661,491
  Common stock, Class B non-voting, no par value Authorized
     30,000,000 shares; 16,874 and -0- shares issued and
     outstanding............................................     589,694             --
  Deferred compensation, net................................    (551,534)      (405,391)
  Retained earnings.........................................     543,735      3,279,675
                                                              ----------    -----------
          Total shareholders' equity........................     841,895     80,535,775
                                                              ----------    -----------
          Total liabilities and shareholders' equity........  $3,362,386    $90,235,248
                                                              ==========    ===========

                See accompanying notes to financial statements.

                             WEBTRENDS CORPORATION

                            STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1998           1999
                                                      -----------    -----------    -----------
Revenue:
  Software licenses.................................  $ 3,836,657    $ 7,206,461    $16,523,352
  Support services..................................      218,233        801,963      3,202,500
                                                      -----------    -----------    -----------
          Total revenue.............................    4,054,890      8,008,424     19,725,852
Cost of revenue.....................................      292,268        632,925      1,604,208
                                                      -----------    -----------    -----------
          Gross margin..............................    3,762,622      7,375,499     18,121,644
                                                      -----------    -----------    -----------
Operating expenses:
  Research and development..........................    1,059,439      2,211,029      3,819,760
  Sales and marketing...............................    1,526,889      3,641,965      9,966,717
  General and administrative........................      748,832      1,300,626      2,965,278
                                                      -----------    -----------    -----------
          Total operating expenses..................    3,335,160      7,153,620     16,751,755
                                                      -----------    -----------    -----------
          Income from operations....................      427,462        221,879      1,369,889
                                                      -----------    -----------    -----------
Other income (expense):
  Interest income...................................       21,769         41,997      2,993,894
  Interest expense..................................      (11,358)       (13,111)       (67,101)
                                                      -----------    -----------    -----------
          Other income, net.........................       10,411         28,886      2,926,793
                                                      -----------    -----------    -----------
          Income before income taxes................      437,873        250,765      4,296,682
Income taxes........................................      150,500         31,305      1,560,742
                                                      -----------    -----------    -----------
          Net income................................  $   287,373    $   219,460    $ 2,735,940
                                                      ===========    ===========    ===========
Net income per share:
          Basic.....................................  $      0.02    $      0.01    $      0.12
                                                      ===========    ===========    ===========
          Diluted...................................  $      0.02    $      0.01    $      0.11
                                                      ===========    ===========    ===========
Weighted average shares:
          Basic.....................................   16,252,346     16,421,302     23,538,136
          Diluted...................................   16,252,346     18,044,154     25,975,868

                See accompanying notes to financial statements.

                             WEBTRENDS CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                   COMMON STOCK,
                                      COMMON STOCK, CLASS A           CLASS B
                                     ------------------------   -------------------     DEFERRED      RETAINED
                                       SHARES       AMOUNT      SHARES     AMOUNT     COMPENSATION    EARNINGS       TOTAL
                                     ----------   -----------   -------   ---------   ------------   ----------   -----------
Balance, December 31, 1996.........  15,600,000   $    10,000        --   $      --    $      --     $   36,902   $    46,902
Sale of common stock...............     821,054       250,000        --          --           --             --       250,000
Net income.........................          --            --        --          --           --        287,373       287,373
                                     ----------   -----------   -------   ---------    ---------     ----------   -----------
Balance, December 31, 1997.........  16,421,054       260,000        --          --           --        324,275       584,275
Deferred compensation..............          --            --        --     584,575     (584,575)            --            --
Amortization of deferred
  compensation.....................          --            --        --          --       33,041             --        33,041
Exercise of stock options..........          --            --    16,874       5,119           --             --         5,119
Net income.........................          --            --        --          --           --        219,460       219,460
                                     ----------   -----------   -------   ---------    ---------     ----------   -----------
Balance, December 31, 1998.........  16,421,054       260,000    16,874     589,694     (551,534)       543,735       841,895
Conversion of Common B to Common
  A................................      16,874       589,694   (16,874)   (589,694)          --             --            --
Shares issued in public
  offerings........................   8,500,000    73,743,261        --          --           --             --    73,743,261
Amortization of deferred
  compensation.....................          --            --        --          --      146,143             --       146,143
Shares issued pursuant to benefit
  plans............................     879,640     3,068,536        --          --           --             --     3,068,536
Net income.........................          --            --        --          --           --      2,735,940     2,735,940
                                     ----------   -----------   -------   ---------    ---------     ----------   -----------
Balance, December 31, 1999.........  25,817,568   $77,661,491        --   $      --    $(405,391)    $3,279,675   $80,535,775
                                     ==========   ===========   =======   =========    =========     ==========   ===========

                See accompanying notes to financial statements.

                             WEBTRENDS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                         1997          1998           1999
                                                       ---------    ----------    ------------
Cash flows from operating activities:
  Net income.........................................  $ 287,373    $  219,460    $  2,735,940
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization...................     88,375       206,417         523,738
     Provision for doubtful accounts.................     32,705        43,548         190,000
     Loss on sale of assets..........................         --           293          41,762
     Amortization of deferred compensation...........         --        33,041         146,143
     Changes in assets and liabilities:
       Accounts receivable...........................   (149,443)     (494,484)     (4,180,967)
       Inventories...................................    (76,027)       27,020          (1,774)
       Prepaid expenses..............................    (26,209)     (403,925)       (534,806)
       Other assets..................................    (83,593)      (90,484)       (126,702)
       Accounts payable..............................    165,269       139,357         778,492
       Accrued liabilities...........................     31,273       325,922       1,095,991
       Accrued compensation..........................     97,719       342,617       2,044,441
       Accrued sales tax.............................    155,137       113,396        (185,106)
       Accrued income taxes..........................     24,548       (24,548)      2,062,747
       Accrued interest..............................      5,503        (8,606)         (1,103)
       Deferred revenue..............................    255,481       436,939       3,298,869
                                                       ---------    ----------    ------------
          Net cash provided by operating
            activities...............................    808,111       865,963       7,887,665
                                                       ---------    ----------    ------------
Cash flows from investing activities:
  Acquisition of property and equipment..............   (269,533)     (479,151)     (2,342,843)
  Purchase of investments............................         --            --     (51,945,466)
                                                       ---------    ----------    ------------
          Net cash used for investing activities.....   (269,533)     (479,151)    (54,288,309)
                                                       ---------    ----------    ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock.............    250,000         5,119      73,743,261
  Stock issued pursuant to benefit plans.............         --            --       1,106,186
  Dividend payments to shareholders..................   (482,882)           --              --
  Principal payments on borrowings from
     shareholders....................................    (70,000)     (100,000)       (150,000)
  Borrowings from shareholders.......................    250,000            --              --
                                                       ---------    ----------    ------------
          Net cash (used for) provided by financing
            activities...............................    (52,882)      (94,881)     74,699,447
                                                       ---------    ----------    ------------
          Increase in cash and cash equivalents......    485,696       291,931      28,298,803
Cash and cash equivalents, beginning of year.........    321,220       806,916       1,098,847
                                                       ---------    ----------    ------------
Cash and cash equivalents, end of year...............  $ 806,916    $1,098,847    $ 29,397,650
                                                       =========    ==========    ============
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest........................................  $   5,855    $   21,717    $     25,339
     Income taxes....................................  $ 208,000    $  155,500    $     94,300

                See accompanying notes to financial statements.

                             WEBTRENDS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

     WebTrends Corporation is a leading developer and provider of enterprise solutions for Visitor Relationship Management, eBusiness Intelligence, and eBusiness Systems Management. WebTrends offers integrated scalable software solutions and professional services addressing key eBusiness management needs and a wide variety of Internet-based systems including web servers, firewalls, proxy servers, media servers, email servers and database systems. Products are sold through internal corporate and enterprise field sales, distributors, resellers and online from our web site and are also available as a hosted application.

  Use of Estimates

     The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Cash, Investments and Cash Equivalents

     The Company classifies highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Short and long term investments consist of certificates of deposit, commercial paper and other highly liquid investments with original maturities in excess of three months, and primarily less than one year. All investments are classified assuming they will be held to maturity and are recorded at amortized cost, which approximates market value.

  Accounts Receivable

     Accounts receivable are shown net of allowance for doubtful accounts of $40,000 and $230,000 at December 31, 1998 and 1999, respectively. Charges against the reserve were $23,000, $29,000 and $240,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

  Property and Equipment

     Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of individual assets of three to five years. Expenditures for renewals and improvements that significantly add to the useful life of an asset are capitalized. Expenditures for repairs and maintenance are expensed as incurred. When depreciable properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations.

  Revenue Recognition

     The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions.

     Software license revenue, consisting of fees for licenses of WebTrends' software products, is recognized upon delivery of software, assuming no significant obligations or customer acceptance rights exist. WebTrends generally provides a thirty-day right of return for each product sold. Estimated sales returns and allowances are recorded upon shipment of the product.

                             WEBTRENDS CORPORATION

     WebTrends sells a portion of its products domestically and internationally through resellers. Revenue from sales to domestic resellers is managed directly by WebTrends, and it recognizes revenue from sales primarily at the time of shipment, net of estimated returns and allowances. WebTrends has also entered into agreements with a limited number of large domestic distributors. These agreements offer expanded rights of return and price protection beyond the Company's normal reseller agreements. For these distributors, WebTrends recognizes revenues upon sale from the distributor to a third party or end user until a returns history can be established. Sales to International resellers are managed by a third-party export management company and revenue is recognized upon sale from the reseller to a third party or end user.

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

  Concentration of Credit Risk

     Sales outside of the United States were approximately $893,000, $2,206,000 and $4,484,000 for the years ended December 31, 1997, 1998 and 1999, respectively. During these same periods, no individual customer or reseller accounted for 10% or more of total revenue. However, sales through a third-party export management company were 11.8%, 16.7% and 17.2% for the years ended December 31, 1997, 1998 and 1999, respectively. Accounts receivable at December 31, 1998 and 1999 includes balances due from this third-party export management company, which manages most of the invoicing and collection processes for WebTrends' international sales. Receivables through this export management company comprised 28% and 18% of the total outstanding accounts receivable balance at December 31, 1998 and 1999, respectively, of which 94% and 66% was due less than thirty days from billing at those respective dates. No other customer comprised greater than 10% of the total accounts receivable balance at December 31, 1998 and 1999.

  Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, investments, accounts receivable, accounts payable and notes payable to shareholders approximate fair value due to the short-term nature of these instruments.

  Advertising Costs

     Advertising costs are generally expensed when incurred and totaled approximately $553,000, $957,000 and $1,439,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

  Research and Development

     Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. To date, the period between the achievement of technological feasibility and the general availability of such software has been short; therefore, software development costs qualifying for capitalization have been immaterial and have been charged to research and development expense.

  Income Taxes

     WebTrends accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets

                             WEBTRENDS CORPORATION
and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Stock-Based Employee Compensation

     WebTrends has adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply provisions of APB Opinion No. 25 under which no compensation cost for stock options granted to employees is recognized for stock option awards granted at or above fair market value and to provide pro forma net income and pro forma earnings per share disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. WebTrends has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

  Net Income Per Share

     Basic and diluted net income per share are computed using the weighted average number of common shares outstanding during each year, with diluted net income per share including the effect of potentially dilutive common stock equivalents. The weighted average number of common shares outstanding for basic net income per share computations for the years ended December 31, 1998 and 1999 were 16,421,054 and 25,817,568, respectively. For diluted net income per share, 1,622,852 and 2,437,732 shares were added to the weighted average number of common shares outstanding for the same periods, respectively, representing potential dilution for stock options outstanding, calculated using the treasury stock method. Basic and diluted net income per share have been calculated in accordance with SEC Staff Accounting Bulletin No. 98.

(2) PROPERTY AND EQUIPMENT

                                                           DECEMBER 31,
                                                      -----------------------
                                                        1998          1999
                                                      ---------    ----------
Computer hardware and equipment.....................  $ 813,255    $2,236,507
Furniture and fixtures..............................      4,383       566,026
Computer software...................................    113,830       389,676
                                                      ---------    ----------
          Total.....................................    931,468     3,192,209
  Less accumulated depreciation.....................   (333,061)     (816,459)
                                                      ---------    ----------
          Total property and equipment, net.........  $ 598,407    $2,375,750
                                                      =========    ==========

                             WEBTRENDS CORPORATION

(3) INCOME TAXES

     The provision for income taxes is comprised of the following:

                                              1997        1998         1999
                                            --------    --------    ----------
Current:
  Federal.................................  $194,000    $102,000    $1,401,125
  State...................................    49,500      19,805       290,249
                                            --------    --------    ----------
                                             243,500     121,805     1,691,374
                                            --------    --------    ----------
Deferred:
  Federal.................................   (75,000)    (75,000)     (103,988)
  State...................................   (18,000)    (15,500)      (26,644)
                                            --------    --------    ----------
                                             (93,000)    (90,500)     (130,632)
                                            --------    --------    ----------
Total provision for income taxes..........  $150,500    $ 31,305    $1,560,742
                                            ========    ========    ==========

     The provision for income taxes varies from the amounts computed by applying the federal statutory rate to income before taxes:

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                        1997      1998     1999
                                                       ------    ------    -----
Federal income tax statutory rates...................   34.0%     34.0%    34.0%
State and local taxes, net of federal benefits.......    8.5       8.0      6.7
Research and development credits.....................  (14.2)    (37.3)    (4.8)
Foreign sales corporation benefit....................     --      (1.2)      --
Deferred stock compensation..........................     --       4.3       --
Change in tax status.................................    2.0        --       --
Other................................................    4.1       4.7      0.4
                                                       -----     -----     ----
          Total......................................   34.4%     12.5%    36.3%
                                                       =====     =====     ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                            DECEMBER 31,
                                                        ---------------------
                                                          1998        1999
                                                        --------    ---------
Deferred tax assets:
  Allowance for doubtful accounts.....................  $ 15,700    $  89,600
  Accrued sales tax...................................    94,800           --
  Research and development credits....................    23,600           --
  Accrued vacation and bonus..........................    34,000       58,100
  Allowance for sales returns.........................        --      214,400
  Accrued liabilities.................................        --       67,800
  Other...............................................    13,000       72,600
                                                        --------    ---------
          Deferred tax assets.........................  $181,100    $ 502,500
Deferred tax liabilities:
  Deferred compensation...............................        --      (39,300)
  Depreciation of equipment...........................    (6,600)    (157,700)
                                                        --------    ---------
          Net deferred tax assets.....................  $174,500    $ 305,500
                                                        ========    =========

                             WEBTRENDS CORPORATION

     WebTrends has not recorded a valuation allowance against its deferred tax assets existing at December 31, 1998 or 1999, as it believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

     At December 31, 1999, the Company had tax loss carryovers of approximately $10,900,000 and $11,570,000 for federal and state purposes, respectively, to offset against future taxable income. These carryovers expire beginning in 2014 through 2019. In addition, the Company had approximately $605,000 and $178,000 of federal and state credit carryforwards, respectively, to offset against future taxable income which expire from 2004 through 2019. The carryforwards identified relate to the disqualifying disposition of employee stock options and, when realized, the resulting tax savings will be credited directly to shareholders' equity and will not impact tax expense reported for book purposes.

     During the year the Company experienced a change in ownership as defined in Internal Revenue Code Section 382 which limits the utilization of tax loss carryforwards. However, the Company does not expect the "annual limitation" to impact the timing or amount of carryforward limitation.

(4) DEFERRED REVENUE

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1998         1999
                                                       --------    ----------
Deferred customer support............................  $107,055    $  520,313
Deferred product revenues............................    68,166       752,614
Deferred subscription revenues.......................   533,893     1,845,441
Other................................................   114,899     1,004,514
                                                       --------    ----------
                                                       $824,013    $4,122,882
                                                       ========    ==========

(5) EMPLOYEE BENEFIT PLAN

     WebTrends established an employee benefit plan, effective January 1, 1997, that features a 401(k) salary reduction provision, covering all employees who meet certain eligibility requirements. Eligible employees can elect to defer up to 15% of compensation subject to the statutorily prescribed annual limit. WebTrends, at its discretion, may make contributions to the plan. To date, WebTrends has made no contributions to the plan and has paid administrative costs of $3,328 and $4,680 for the years ended December 31, 1998 and 1999, respectively. Effective January 1, 2000 the Company may elect to match all or a portion of the participants' contributions to the plan. Participants will receive their share of the value of their investments upon retirement or termination, subject to a vesting schedule for Company matching contributions.

(6) SHAREHOLDERS' EQUITY

  Preferred Stock

     WebTrends is authorized to issue 15,000,000 shares of preferred stock, no par value. The Board of Directors of WebTrends has the authority to divide the preferred stock into as many series as it shall from time to time determine. Each series of preferred stock shall have the powers, preferences and rights as determined by the Board at its discretion. As of December 31, 1999 no preferred shares have been issued.

  Common Stock

     On February 19, 1999, WebTrends completed an initial public offering of 7,000,000 shares including 6,000,000 newly issued shares sold by WebTrends and 1,000,000 outstanding shares sold by existing shareholders. Subsequently, the selling shareholders sold an additional 1,050,000 shares pursuant to the underwriters' exercise of their overallotment option. WebTrends did not receive any of the proceeds from the

                             WEBTRENDS CORPORATION
sale of stock by the selling shareholders. The offered shares generated net proceeds to WebTrends of approximately $35.2 million. On May 13, 1999, WebTrends completed a follow-on offering of 5,000,000 shares, including 2,500,000 shares sold by WebTrends, and 2,500,000 shares sold by existing shareholders. WebTrends did not receive any of the proceeds from the sale of stock by the selling shareholders. The follow-on offering generated net proceeds to WebTrends of approximately $38.4 million after expenses.

  Deferred Compensation

     Deferred compensation cost recognized for 1998 totaled $584,575 for stock option awards that were granted with exercise prices that were less than the estimated value of the stock at the date of grant. Amortization of $33,041 and $146,143 of deferred compensation has been recorded for the years ended December 31, 1998 and 1999, respectively.

  Stock Options

     Effective March 28, 1997, WebTrends established the 1997 Key Employees' Incentive Stock Option Plan and subsequently authorized 3,000,000 shares of non-voting common stock, no par value, to be reserved for grants under the plan. Effective December 5, 1997, the Board approved the 1997 Stock Incentive Compensation Plan (the "Plan") which replaced the Key Employee Incentive Stock Option Plan. Options granted under the Plan may be designated as incentive or nonqualified at the discretion of the plan administrator. On October 30, 1998, WebTrends increased the number of shares authorized under the plan to 4,000,000. In December 1998, WebTrends reduced the number of shares authorized in the Plan to 3,069,048 and WebTrends determined that no additional options will be granted under the Plan.

     In December 1998, WebTrends adopted the 1998 Stock Incentive Compensation Plan (the "1998 Plan"). The 1998 Plan permits both option and stock grants. The Board has reserved a total of 2,930,950 shares of common stock for the 1998 Plan, plus (a) any shares returned to the 1997 Plan upon termination of certain option and stock grants (other than terminations due to exercise or settlement of such awards); and (b) an automatic annual increase, to be added on the first day of WebTrends' fiscal year beginning in 2001, equal to the lesser of 1,000,000 shares or 5% of the average common shares outstanding as used to calculate fully diluted earnings per share as reported in WebTrends' Annual Report for the preceding year.

     The option price for incentive stock options is set at not less than the market value of WebTrends' common stock (market value plus 10% for shareholders who possess more than 10% of the combined voting power of all classes of shares of WebTrends) at the date of the grant. Employee options generally vest over a four-year period, 25% after the first year of employment and the balance in equal monthly amounts thereafter over the remaining vesting period. Options are contingent on continued employment with WebTrends and expire ten years (five years for 10% shareholders as defined above) from the date of grant. The vesting period for certain options is subject to acceleration upon a change in control of WebTrends as defined in the option agreements.

     WebTrends applies APB Opinion No. 25 in accounting for its stock options plans. Accordingly, compensation cost is generally not recognized for stock option grants.

                             WEBTRENDS CORPORATION

     A summary of stock option activity follows:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                              NUMBER          EXERCISE
                                                             OF SHARES         PRICE
                                                             ---------        --------
Options outstanding at December 31, 1996...................         --             --
  Granted..................................................  1,333,416         $ 0.30
  Canceled.................................................         --             --
  Forfeited................................................    (75,000)          0.30
  Exercised................................................         --             --
                                                             ---------         ------
Options outstanding at December 31, 1997...................  1,258,416         $ 0.30
  Granted..................................................  2,001,134           1.67
  Canceled.................................................    (70,000)          0.39
  Forfeited................................................   (230,378)          0.33
  Exercised................................................    (16,874)          0.30
                                                             ---------         ------
Options outstanding at December 31, 1998...................  2,942,298         $ 1.23
  Granted..................................................  1,328,070          17.88
  Canceled.................................................         --             --
  Forfeited................................................   (405,650)          3.27
  Exercised................................................   (854,340)          1.08
                                                             ---------         ------
Options outstanding at December 31, 1999...................  3,010,378         $ 8.34
                                                             =========         ======

     The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives for options of similar price and grant date.

                     OPTIONS OUTSTANDING
--------------------------------------------------------------
                                                  WEIGHTED
                                WEIGHTED         REMAINING                 OPTIONS EXERCISABLE
EXERCISE PRICE    NUMBER OF      AVERAGE          AVERAGE                   WEIGHTED AVERAGE
     RANGE         SHARES         PRICE       CONTRACTUAL LIFE   NUMBER      EXERCISE PRICE
--------------    ---------   -------------   ----------------   -------   -------------------
$ 0.00 - $10.72.. 1,777,018      $ 1.28             8.1          139,575         $0.5076
$10.73 - $21.43.. 1,106,560      $17.38             9.1               --              --
$21.44 - $32.16..   126,800      $28.54             9.8               --              --
                  ---------                                      -------
                  3,010,378      $ 8.34             8.5          139,575         $0.5076

  Employee Stock Purchase Plan

     WebTrends adopted the 1999 Employee Stock Purchase Plan in December 1998. WebTrends intends for the Employee Stock Purchase Plan to qualify under Section 423 of the Internal Revenue Code of 1986, as amended. WebTrends authorized the issuance of a total of 700,000 shares of common stock plus an automatic annual increase as defined in the Employee Stock Purchase Plan. A total of 25,300 shares were issued under the Employee Stock Purchase Plan in 1999.

  SFAS No. 123 Disclosure

     WebTrends applies APB No. 25 and related interpretations in accounting for its plans. However, pro forma information regarding net income is required by SFAS No. 123, which also requires that the information be determined as if WebTrends had accounted for its employee stock options granted under the fair value method prescribed by that statement. In accordance with SFAS No. 123, pro forma disclosures as if WebTrends adopted the cost recognition requirements under SFAS No. 123 in 1997 are presented below.

                             WEBTRENDS CORPORATION

     The per share weighted average fair value of stock options granted during 1997, 1998 and 1999 was $1.76, $1.74 and $13.02, respectively. For SFAS No. 123 purposes, the fair value of each option has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions for grants:

                                                        YEAR ENDING DECEMBER 31,
                                                        -------------------------
                                                        1997      1998      1999
                                                        -----     -----     -----
Average dividend yield................................    --%       --%        #%
Expected life in years................................     4         4         4
Risk free interest rate...............................   7.0%      6.0%      6.0%
Expected volatility...................................   100%      100%      100%

     Had WebTrends used the fair value methodology for determining compensation expense, WebTrends' net income (loss) net of related tax effects would have approximated the pro forma amounts below:

                                             1997        1998         1999
                                           --------    --------    -----------
Net income (loss):
  As reported............................  $287,373    $219,460    $ 2,735,940
  Pro forma..............................   240,947     (15,857)    (1,662,856)
Net income (loss) per share, diluted:
  As reported............................  $   0.02    $   0.01    $      0.11
  Pro forma..............................  $   0.01          --           (.06)

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

(9) COMMITMENTS AND CONTINGENCIES

     WebTrends currently occupies office space under a lease agreement negotiated in November 1998 with a five-year term and an option to extend for an additional five years. The lease term began on January 15, 1999 and provides for a base rent of $34,208 per month for the first six months. In July 1999, WebTrends leased additional space in the same building, and the base rent increased to $57,467 for the combined space. Beginning in March of 2000, the Company will again lease additional space in the same building and the base rent for all space occupied will increase to $81,772, with an adjustment in July of 2001. For the years ended December 31, 1997, 1998 and 1999, rent expense was approximately $84,000, $204,000 and $566,000 respectively.

     Future minimum lease payments under this lease are as follows:

Year ending December 31:
  2000...................................  $  932,650
  2001...................................   1,015,576
  2002...................................   1,049,891
  2003...................................   1,049,891
  2004...................................      87,491
  Thereafter.............................          --
                                           ----------
                                           $4,135,499
                                           ==========

(10) SUBSEQUENT EVENT

     In January 2000, WebTrends approved a 2-for-1 stock split of the shares of common stock of the Company to be effected by means of a stock dividend to shareholders of record on February 8, 2000. The stock dividend was distributed on February 29, 2000. Common share data for all periods presented in the accompanying financial statements have been adjusted to give effect to the stock split.

                             WEBTRENDS CORPORATION

(11) QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS EXCEPT PER SHARE
AMOUNTS)

                                                                   QUARTER ENDED
                             -----------------------------------------------------------------------------------------
                             MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                               1998        1998       1998        1998       1999        1999       1999        1999
                             ---------   --------   ---------   --------   ---------   --------   ---------   --------
Revenue....................   $1,621      $1,829     $2,089      $2,469     $3,006      $4,007     $5,308      $7,405
Gross margin...............    1,492       1,680      1,922       2,281      2,716       3,663      4,902       6,841
Income from operations.....       24          39         50         109        116         185        386         682
Net income.................       26          41         52         100        178         526        878       1,154
Net income per share,
  diluted..................       --          --         --      $ 0.01     $ 0.02      $ 0.02     $ 0.03      $ 0.04

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item regarding directors is included in our proxy statement for our annual meeting of shareholders to be held on May 11, 2000, and is incorporated herein by reference. The information required by this item regarding executive officers is contained under the caption "Executive Officers" in Item 1 of Part I hereof. Information regarding compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended, is also included in the above referenced proxy statement and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is included in our proxy statement for our annual meeting of shareholders to be held on May 11, 2000, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included in our proxy statement for our annual meeting of shareholders to be held on May 11, 2000, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included in our proxy statement for our annual meeting of shareholders to be held on May 11, 2000, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)1. Index to Financial Statements

        Independent Auditors' Report
         Balance Sheets
         Statements of Operations
         Statements of Shareholders' Equity
         Statements of Cash Flow
         Notes to the Financial Statements

     (a)2. Financial Statement Schedules

     All Schedules have been omitted because the required information is included in the financial statements or the notes thereto, or is not applicable or required.

     (a)3. Index to Exhibits

        EXHIBIT
          NO.                              DESCRIPTION
        -------                            -----------
         3.1(1)    Third Restated Articles of Incorporation
         3.2(2)    Second Restated Bylaws
        10.1       Amended and Restated 1998 Stock Incentive Compensation Plan
        10.2(2)    Employee Stock Purchase Plan
        10.3(2)    1997 Stock Incentive Compensation Plan
        10.4(2)    Office Lease dated November 20, 1998, by and between the
                   Prudential Insurance Company of America and WebTrends
                   Corporation
        10.5       First Addendum to Lease dated October 15, 1999, by and
                   between the Prudential Insurance Company of America and
                   WebTrends Corporation
        21.1(2)    List of Subsidiaries
        23.1       Consent of KPMG LLP, Independent Accountants
        27.1       Financial Data Schedule

---------------
(1) Incorporated by reference from registration statement on Form S-1 (File No. 333-77085) declared effective on May 11, 1999.

(2) Incorporated by reference from registration statement on Form S-1 (File No. 333-69171) declared effective on February 18, 1999.

     (b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2000.

                                          WEBTRENDS CORPORATION

                                          By:    /s/ JAMES T. RICHARDSON
                                            ------------------------------------
                                                    James T. Richardson
                                                Senior Vice President, Chief
                                                          Financial
                                                   Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 10, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.


             /s/ ELIJAHU SHAPIRA                   Chief Executive Officer and Director
---------------------------------------------
               Elijahu Shapira

              /s/ W. GLEN BOYD                    President, Chief Technical Officer and
---------------------------------------------                    Director
                W. Glen Boyd

           /s/ JAMES T. RICHARDSON                        Senior Vice President,
---------------------------------------------      Chief Financial Officer and Secretary
             James T. Richardson                 (principal financial and chief accounting
                                                                 officer)

        /s/ MICHAEL BURMEISTER-BROWN                             Director
---------------------------------------------
          Michael Burmeister-Brown

             /s/ SRIVATS SAMPATH                                 Director
---------------------------------------------
               Srivats Sampath

                /s/ JOHN RYAN                                    Director
---------------------------------------------
                  John Ryan

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                              DESCRIPTION
        -------                            -----------
         3.1(1)    Third Restated Articles of Incorporation
         3.2(2)    Second Restated Bylaws
        10.1       Amended and Restated 1998 Stock Incentive Compensation Plan
        10.2(2)    Employee Stock Purchase Plan
        10.3(2)    1997 Stock Incentive Compensation Plan
                   Office Lease dated November 20, 1998, by and between the
                   Prudential Insurance Company of America and WebTrends
        10.4(2)    Corporation
                   First Addendum to Lease dated October 15, 1999, by and
                   between the Prudential Insurance Company of America and
        10.5       WebTrends Corporation
        21.1(2)    List of Subsidiaries
        23.1       Consent of KPMG LLP, Independent Accountants
        27.1       Financial Data Schedule

---------------
(1) Incorporated by reference from registration statement on Form S-1 (File No. 333-77085) declared effective on May 11, 1999.

(2) Incorporated by reference from registration statement on Form S-1 (File No. 333-69171) declared effective on February 18, 1999.