Form 10-Q
period 2000-03-31
WEBTRENDS CORP
filed 2000-05-15
CIK 1075316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 -------------
                                   FORM 10-Q

(Mark One)

 [X]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

        The number of shares of common stock, no par value, outstanding on April 30, 2000, was 26,038,874.

                              WEBTRENDS CORPORATION

                                      INDEX


PART I.        FINANCIAL INFORMATION                                                  PAGE NO.
------         ---------------------                                                  --------
Item 1.        Condensed Financial Statements

                      Balance Sheets at March 31, 2000 and December 31, 1999.................3

                      Statements of Operations for the three months ended
                           March 31, 2000 and 1999...........................................4

                      Statements of Cash Flows for the three months
                           ended March 31, 2000 and 1999.....................................5

                      Notes to condensed financial statements................................6

Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................................7

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings............................................................12

Item 2.        Changes in Securities and Use of Proceeds....................................12

Item 6.        Exhibits and Reports on Form 8-K.............................................12

Signatures     .............................................................................13


                         PART I -- FINANCIAL INFORMATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                              WEBTRENDS CORPORATION
                                 BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                 MARCH 31,        DECEMBER 31,
                                                                   2000              1999
                                                               -----------        ------------
                                                               (UNAUDITED)          (AUDITED)
ASSETS
    CURRENT ASSETS:
    Cash and cash equivalents                                   $ 31,794,669       $ 29,397,650
    Short-term investments                                        49,049,172         49,885,523
    Accounts receivable, net                                       7,742,926          4,968,544
    Inventories                                                       96,830             63,889
    Prepaid expenses                                               2,041,860            980,730
    Deferred taxes                                                   502,500            502,500
                                                                ------------       ------------
       TOTAL CURRENT ASSETS                                       91,227,957         85,798,836
    Property and equipment, net                                    4,032,324          2,375,750
    Other assets                                                   1,027,983          2,060,662
                                                                ------------       ------------
       TOTAL ASSETS                                             $ 96,288,264       $ 90,235,248
                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
    Accounts payable                                            $  1,015,799       $  1,161,679
    Accrued liabilities                                            2,210,420          1,481,225
    Accrued compensation                                           1,912,153          2,552,863
    Accrued sales tax                                                125,371             83,427
    Accrued income taxes                                           1,346,314            297,397
    Deferred revenue                                               7,101,730          4,122,882
                                                                ------------       ------------
       TOTAL LIABILITIES                                          13,711,787          9,699,473
                                                                ============       ============


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

    Preferred stock, no par value.  Authorized, 15,000,000
    shares; no shares outstanding                                         --                 --
    Common stock, no par value.  Authorized 60,000,000
    shares; issued and outstanding, 26,007,119
    and 25,817,568                                                78,153,944         77,661,491
    Deferred compensation, net                                      (368,855)          (405,391)
    Retained earnings                                              4,791,388          3,279,675
                                                                ------------       ------------
       TOTAL SHAREHOLDERS' EQUITY                                 82,576,477         80,535,775
                                                                ------------       ------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 96,288,264       $ 90,235,248
                                                                ============       ============




            See accompanying notes to condensed financial statements.

                              WEBTRENDS CORPORATION
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                       ------------------------------
                                           2000             1999
                                       ------------      ------------
                                                (UNAUDITED)
Revenue:
     Software licenses                 $  8,403,554      $  2,586,973
     Support services                     1,976,216           419,353
                                       ------------      ------------
       Total revenue                     10,379,770         3,006,326
Cost of revenue                           1,068,660           290,310
                                       ------------      ------------
Gross margin                              9,311,110         2,716,016
                                       ------------      ------------
Operating expenses:
     Research and development             1,896,425           639,133
     Sales and marketing                  4,967,021         1,505,538
     General and administrative           1,264,509           455,465
                                       ------------      ------------
       Total operating expenses           8,127,955         2,600,136
                                       ------------      ------------
Income from operations                    1,183,155           115,880
                                       ------------      ------------
Other income (expense):
     Interest income                      1,232,864           170,917
     Interest expense                            --            (1,866)
                                       ------------      ------------
     Other income, net                    1,232,864           169,051
                                       ------------      ------------
       Income before income taxes         2,416,019           284,931
Income taxes                                904,306           106,850
                                       ------------      ------------
Net income                             $  1,511,713      $    178,081
                                       ============      ============
Net income per share:
      Basic                            $       0.06      $       0.01
                                       ============      ============
      Diluted                          $       0.05      $       0.01
                                       ============      ============
Weighted average shares:
       Basic                             25,917,740        19,163,052
                                       ============      ============
       Diluted                           28,318,999        21,864,418
                                       ============      ============



            See accompanying notes to condensed financial statements.

                              WEBTRENDS CORPORATION
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                     THREE MONTHS ENDED MARCH 31,
                                                    -------------------------------
                                                        2000               1999
                                                    ------------       ------------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                     $  1,511,713       $    178,081
     Adjustment to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                   240,714             82,296
         Provision for doubtful accounts                 183,000             40,000
         Amortization of deferred compensation            36,536             36,536
         Gain on marketable securities                        --                (91)
         Changes in assets and liabilities:
             Accounts receivable                      (2,957,382)        (1,112,836)
             Inventories                                 (32,941)           (12,882)
             Prepaid expenses                         (1,061,130)           306,421
             Other assets                              1,032,679              4,572
             Accounts payable                           (145,880)           (22,613)
             Accrued liabilities                         729,195            (98,417)
             Accrued compensation                       (640,709)            66,036
             Accrued sales tax                            41,944             51,477
             Accrued income taxes                      1,048,917             70,750
             Accrued interest                                 --             (1,103)
             Deferred revenue                          2,978,848            842,016
                                                    ------------       ------------
         Net cash provided by operating
         activities                                    2,965,504            430,243
                                                    ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment            (1,897,288)          (353,107)
     Proceeds from (purchase of) investments             836,350         (6,195,415)
                                                    ------------       ------------
                 Net cash used for investing
                 activities                           (1,060,938)        (6,548,522)
                                                    ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                   --         35,685,590
     Stock issued pursuant to benefit plans              492,453             52,081
     Principal payments on borrowings from
     shareholders                                             --           (150,000)
                                                    ------------       ------------
         Net cash provided by financing
         activities                                      492,453         35,587,671
                                                    ------------       ------------

INCREASE IN CASH AND CASH EQUIVALENTS                  2,397,019         29,469,392

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        29,397,650          1,098,847
                                                    ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 31,794,669       $ 30,568,239
                                                    ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
     Cash paid during the period for:
         Interest                                   $         --       $      2,490
         Income taxes                               $         --       $      7,000


            See accompanying notes to condensed financial statements.

                              WEBTRENDS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



1.  Basis of Presentation

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

2.  Net Income Per Common and Common Equivalent Share

    Basic and diluted net income per share are computed using the weighted average number of common shares outstanding during the period, with diluted net income per share including the effect of potentially dilutive common stock equivalents. Dilutive common equivalent shares consist of stock options. Basic and diluted net income per share have been calculated using the treasury stock method in accordance with SEC Staff Accounting Bulletin No. 98.

3.  Research and Development Costs

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

4.  Cash, Cash Equivalents, and Short-term Investments

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

    Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. In particular, there are forward-looking statements concerning the Company's expectations for expense levels in both absolute and relative dollars during future periods. Forward-looking statements can be identified by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company's assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including but not limited to, the risks detailed in the "Business - Risk Factors" section of the Company's Annual Report on Form 10-K filed on March 30, 2000.

OVERVIEW

    WebTrends is a leading provider of enterprise class software and eServices solutions for Visitor Relationship Management(TM), eBusiness Intelligence and Management. WebTrends' solutions deliver essential information to key departments across an enterprise, including marketing, sales, executive management, information services, security, customer service, finance and human resources. Our solutions are used by thousands of customers such as Internet service providers (ISPs), government entities, educational institutions and corporate clients.

    WebTrends was incorporated in Delaware in 1993 and reorganized in Oregon in 1997. An initial public offering was completed in February 1999, a follow-on offering was completed in May 1999, and our common stock is listed on the Nasdaq National Market under the symbol "WEBT."

    WebTrends, WebTrends Commerce Trends, WebTrends Enterprise Reporting Server and Visitor Relationship Management are either registered trademarks or trademarks of WebTrends Corporation. All other names mentioned herein may be trademarks of their respective owners.



RESULTS OF OPERATIONS

REVENUE

    Software license revenue consists of fees for licenses of WebTrends' software products while support services revenue consists of annual subscriptions for upgrades, post-sale customer support services, and professional services.

    Total revenue increased 245.3% to $10.4 million for the first quarter of 2000 from $3.0 million for the first quarter of 1999. Primary contributing factors for these changes are discussed below.

Software Licenses

                                    Three Months Ended
                                         March 31,
                             ---------------------------------
                              2000        Change        1999
                             -------      ------       -------
        Software Licenses    $ 8,404      224.9%       $ 2,587
        Percent of Revenues     81.0%                     86.1%
                             Dollar amounts in thousands

    We continue to benefit from a very strong market for Internet infrastructure products and the strategic contribution of our solutions to our customers' eBusiness success. Software license revenue increased as a result of continued strong growth across each of our product categories as new releases of existing products in late 1999 gained increasing customer acceptance. The large investment we made in more than doubling our sales force to more than 50 as of March 31, 2000 also paid dividends in increased sales for the three months ended March 31, 2000. Despite the fast growth in software license revenue, the pace of growth in support services was even more rapid and, as a consequence, software license revenue decreased as a percentage of total revenue in the three months ended March 31, 2000 compared to the prior year period.

Support Services

                                    Three Months Ended
                                         March 31,
                                 --------------------------------
                                  2000        Change        1999
                                 -------      -------       -----
        Support Services         $ 1,976      371.6%        $ 419
        Percent of Revenues         19.0%                    13.9%
                          Dollar amounts in thousands

    The increase in support services revenue resulted primarily from increased subscription revenue derived from continued growth in the installed base of customers, as well as the sale of consulting, training and support services associated with the sale of our new Enterprise Reporting Server and Commerce Trends products. To support these new products we grew our support services staff to more than 40 as of March 31, 2000.

Cost of Revenue

                                    Three Months Ended
                                         March 31,
                                 --------------------------------
                                  2000        Change        1999
                                 ------       ------        ------
        Cost of Revenue          $ 1,069      268.6%        $ 290
        Percent of Revenues         10.3%                     9.6%
                                 Dollar amounts in thousands

    Cost of revenue includes product packaging, software documentation, duplication, labor, and other costs associated with product fulfillment, royalties associated with the sale of WebTrends' products, and costs associated with providing technical support and consulting services to customers. The increase in cost of revenue resulted primarily from the hiring of customer support and professional services personnel to meet the demands of a larger customer base and to manage and perform consulting and training services.

OPERATING EXPENSES

    We continue to believe that strategic investment in all areas of our business is required, and we anticipate that expenses will increase in absolute dollars in future periods. Expenses in each category may vary as a percent of revenues and relative to one another as we continue to take advantage of strategic hiring and investing opportunities.

Research and Development

                                       Three Months Ended
                                           March 31,
                                   ---------------------------
                                     2000    Change    1999
                                   ------   ------    -------
       Research and Development   $ 1,896   196.7%    $ 639
        Percent of Revenues          18.3%             21.3%
                                Dollar amounts in thousands

    Research and development expenses consist primarily of salaries and related costs associated with developing new products, enhancing existing products, and performing quality assurance and documentation activities. The increase in research and development expenses in absolute dollars is primarily attributable to increasing the number of research and development employees to more than 70 as of March 31, 2000. Research and development expenses decreased as a percentage of total revenue primarily due to the rapid growth in total revenue. We continue to believe that significant investment in research and development is required to remain competitive in our markets, and anticipate that research and development expenses will increase in absolute dollars in future periods, but may vary as a percent of total revenue.

Sales and Marketing

                                     Three Months Ended
                                           March 31,
                                 ---------------------------
                                   2000    Change    1999
                                 -------   ------   -------
        Sales and Marketing      $ 4,967   229.8%   $ 1,506
        Percent of Revenues         47.9%             50.1%
                               Dollar amounts in thousands

    The increase in sales and marketing expense is primarily attributable to the cost of hiring and maintaining additional sales and marketing personnel, including employees to expand the direct sales force and to support indirect distribution channels. Sales and marketing expenses decreased as a percentage of sales as the increased costs associated with building the sales force were more than offset by the increases in sales resulting from the headcount increase. We expect sales and marketing expenses will continue to increase in absolute dollars as we continue to expand our marketing programs and sales force to increase brand awareness, but they may vary as a percent of total revenue.

General and Administrative

                                      Three Months Ended
                                           March 31,
                                  ---------------------------
                                    2000    Change    1999
                                  -------   ------    ------
        General and               $ 1,265   178.0%    $ 455
        Administrative
        Percent of Revenues          12.2%             15.1%
                               Dollar amounts in thousands

    General and administrative expenses consist primarily of salaries and other employee-related costs for executive, financial, human resources, and infrastructure personnel. General legal and accounting services, insurance and general facility costs are also included within general and administrative expenses. The increase in absolute dollars is primarily attributable to our growth and expansion, which included adding 10 accounting and administrative personnel since March 31, 1999 as well as expanding infrastructure and facilities. We expect general and administrative expenses will continue to increase in absolute dollars to support the anticipated expansion of sales and operations, but they may vary as a percent of total revenue.

INCOME TAXES

    Income tax provisions for the three months ended March 31, 2000 and March 31, 1999 reflect an effective tax rate of 37.4% and 37.5%, respectively. The effective tax rate is subject to change in future periods as circumstances affecting the tax rate change.

LIQUIDITY AND CAPITAL RESOURCES

    WebTrends had cash and cash equivalents and short-term investments of $80.8 million at March 31, 2000, which represents the Company's primary source of liquidity, and working capital of approximately $77.5 million.

    Our primary market risk exposure is the impact of interest rate fluctuations on interest income earned on our investment portfolio. The risks associated with market, liquidity and principal are mitigated by investing in high-credit quality securities and limiting concentrations of issuers and maturity dates. Derivative financial instruments are not part of our investment portfolio. We currently have no debt instruments or credit facilities.

    Cash and cash equivalents and short-term investments increased by $1.6 million during the three months ended March 31 2000, primarily as a result of cash generated by financing and operating activities. Net cash provided by operating activities was approximately $3.0 million for the three months ended March 31 2000, and resulted primarily from profitable operations, increased deferred revenues, accrued income taxes, partially offset by increased accounts receivable and prepaid expenses. Cash used by investing activities, net of the purchases of short-term investments, was approximately $1.1 million for the three months ended March 31, 2000, consisting primarily of purchased computer equipment and furniture and fixtures related to increased personnel.

    While increasing in absolute dollars, for the three month period ended March 31, 2000, operating expenses decreased as a percentage of total revenue to 78.3% from 86.5% for the same period in 1999. Since inception, we have continued to increase our operating expenses in terms of absolute dollars. We anticipate that we will continue to reinvest revenues in operating expenses for the foreseeable future, and that these expenses plus capital expenditures will constitute a material use of cash resources. Additionally, we may utilize cash resources to fund acquisitions or investments in businesses, technologies, or product lines that are complementary to its business. We believe our current cash and cash equivalents, short-term investments, and funds expected to be generated from operations will satisfy our anticipated working capital and other cash requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25, (FIN 44). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock options awards to add a reload feature are effective for awards modified after January 12, 2000. We do not expect that this statement will have a significant impact on our financial condition or results of operations.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    In November 1999, WebSideStory, Inc. filed a lawsuit in the United States District Court for the Southern District of California against WebTrends, alleging that our introduction of our WebTrends Live service constituted copyright infringement, trade dress infringement and unfair competition. In November 1999, the court granted a temporary restraining order that resulted in WebTrends withdrawing the WebTrends Live service from the Internet. The parties reached a settlement, which was not material to our operations or financial position, in January 2000 and the case was dismissed. The WebTrends Live service was relaunched in March 2000.

    From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not currently involved in any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)  USE OF PROCEEDS

    On February 18, 1999 WebTrends' registration statement on form S-1, file number 333-69171, became effective. Proceeds to WebTrends were $35,156,421. The proceeds are being applied in part to working capital with the remainder in temporary investments consisting of money market accounts available on a daily basis and short-term commercial paper.

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

                      WEBTRENDS CORPORATION
                             (Registrant)

Date: May 15, 2000       By /s/  JAMES T. RICHARDSON
                           ------------------------------
                         James T. Richardson
                         Senior Vice President and Chief Financial Officer
                         (principal financial and chief accounting officer)

                                INDEX TO EXHIBITS


EXHIBIT NO.     DESCRIPTION
----------      -----------
    27.1        Financial Data Schedule