Form 10-Q
period 2000-06-30
WEBTRENDS CORP
filed 2000-08-11
CIK 1075316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

      Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes [X]   No[ ]

        The number of shares of common stock, no par value, outstanding on July 31, 2000, was 26,196,233.

                              WEBTRENDS CORPORATION

                                      INDEX



PART I.        FINANCIAL INFORMATION                                                             PAGE NO.
---------------------------------------------------------------------------------------------------------
Item 1.        Condensed Consolidated Financial Statements

                  Condensed consolidated Balance Sheets at June 30, 2000 and December 31, 1999......3

                  Condensed consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999.............................................4

                  Condensed consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999....................................................5

                  Notes to condensed consolidated financial statements..............................6

Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...............................................7

PART II.       OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds...........................................13

Item 4.        Submission of Matters to vote of Security Holders...................................13

Item 6.        Exhibits and Reports on Form 8-K....................................................13

Signatures     ....................................................................................14

                         PART I -- FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              WEBTRENDS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30, 2000     DECEMBER 31, 1999
                                                                          -------------     -----------------
                                                                           (UNAUDITED)          (AUDITED)
ASSETS
    CURRENT ASSETS:
    Cash and cash equivalents                                             $  24,659,719       $  29,397,650
    Short-term investments                                                   58,511,895          49,885,523
    Accounts receivable, net                                                 10,623,215           4,968,544
    Prepaid expenses and other                                                2,826,722           1,547,119
                                                                          -------------       -------------
         TOTAL CURRENT ASSETS                                                96,621,551          85,798,836

    Property and equipment, net                                               6,078,104           2,375,750
    Other assets                                                              1,755,419           2,060,662
                                                                          -------------       -------------
         TOTAL ASSETS                                                     $ 104,455,074       $  90,235,248
                                                                          =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

    CURRENT LIABILITIES:
    Accounts payable                                                      $   2,021,723       $   1,161,679
    Accrued liabilities                                                       5,969,569           4,117,515
    Accrued income taxes                                                      1,230,995             297,397
    Deferred revenue                                                          9,299,028           4,122,882
                                                                          -------------       -------------
         TOTAL LIABILITIES                                                   18,521,315           9,699,473
                                                                          -------------       -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

    Preferred stock, no par value. Authorized, 15,000,000 shares;
      no shares outstanding                                                           -                   -

    Common stock, no par value.  Authorized 300,000,000 shares;
       26,172,120 and 25,817,568, issued and outstanding at June 30,
       2000 and December 31, 1999, respectively                              79,605,339          77,661,491
    Deferred compensation, net                                                 (337,261)           (405,391)
    Retained earnings                                                         6,665,681           3,279,675
                                                                          -------------       -------------
         TOTAL SHAREHOLDERS' EQUITY                                          85,933,759          80,535,775
                                                                          -------------       -------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 104,455,074       $  90,235,248
                                                                          =============       =============



     See accompanying notes to condensed consolidated financial statements.

                              WEBTRENDS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  JUNE 30,                       JUNE 30,
                                       ------------------------------  -----------------------------
                                            2000             1999           2000            1999
                                       ------------      ------------  -------------   -------------
                                        (Unaudited)                     (Unaudited)
Revenue:
    Software licenses                  $ 10,818,060      $  3,381,988   $ 19,221,614   $  5,968,961
    Support services                      2,700,874           624,593      4,677,090      1,043,946
                                       ------------      ------------   ------------   ------------
       Total revenue                     13,518,934         4,006,581     23,898,704      7,012,907

Cost of revenue                           1,571,857           343,141      2,640,517        633,451
                                       ------------      ------------   ------------   ------------
Gross margin                             11,947,077         3,663,440     21,258,187      6,379,456
                                       ------------      ------------   ------------   ------------

Operating expenses:
    Research and development              2,163,833           759,863      4,060,258      1,398,996
    Sales and marketing                   6,380,737         2,156,663     11,347,758      3,662,201
    General and administrative            1,951,544           561,675      3,216,053      1,017,140
                                       ------------      ------------   ------------   ------------
       Total operating expenses          10,496,114         3,478,201     18,624,069      6,078,337
                                       ------------      ------------   ------------   ------------
Income from operations                    1,450,963           185,239      2,634,118        301,119
                                       ------------      ------------   ------------   ------------

Other income (expense), net
    Interest income                       1,406,575           657,977      2,639,439        844,880
    Interest expense                              -            (1,867)             -        (19,719)
                                       ------------      ------------   ------------   ------------
       Other income, net                  1,406,575           656,110      2,639,439        825,161
                                       ------------      ------------   ------------   ------------
       Income before income taxes         2,857,538           841,349      5,273,557      1,126,280

Provision for income taxes                  983,245           315,777      1,887,551        422,627
                                       ------------      ------------   ------------   ------------
Net income                             $  1,874,293      $    525,572   $  3,386,006   $    703,653
                                       ============      ============   ============   ============

Net income per share:
    Basic                              $       0.07      $       0.02   $       0.13   $       0.03
                                       ============      ============   ============   ============
    Diluted                            $       0.07      $       0.02   $       0.12   $       0.03
                                       ============      ============   ============   ============

Weighted average shares:
    Basic                                26,099,373        23,862,578     25,999,374     21,525,798
                                       ============      ============   ============   ============
    Diluted                              28,245,059        26,349,304     28,481,931     23,974,716
                                       ============      ============   ============   ============




     See accompanying notes to condensed consolidated financial statements.

                              WEBTRENDS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                   SIX MONTHS ENDED JUNE 30,
                                                               --------------------------------
                                                                    2000              1999
                                                               ----------------  --------------
                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                              $  3,386,006       $    703,653
       Adjustment to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                              702,917            188,398
         Provision for doubtful accounts                            356,000             60,000
         Amortization of deferred compensation                       68,130             73,072
         Tax benefit from employee stock option plans             1,130,515            359,621
         Changes in assets and liabilities, net of
           assets acquired:
            Accounts receivable                                  (5,389,040)        (1,338,140)
            Prepaid expenses and other                              780,520            269,079
            Accounts payable                                        190,078              8,781
            Accrued liabilities                                   1,713,597            651,476
            Accrued income taxes                                    933,598                  -
            Deferred revenue                                      5,176,146          1,648,690
                                                               ------------       ------------

              Net cash provided by operating activities           9,048,467          2,624,630
                                                               ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Acquisition of property and equipment                     (4,202,121)          (846,684)
       Business acquisition, net of cash acquired                (1,771,238)                 -
       Purchase of investments, net                              (8,626,372)       (30,335,788)
                                                               ------------       ------------

            Net cash used for investing activities              (14,599,731)       (31,182,472)
                                                               ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Proceeds from issuance of common stock                             -         74,037,698
       Stock issued pursuant to benefit plans                       813,333            199,674
       Principal payments on borrowings from shareholders                 -           (150,000)
                                                               ------------       ------------

            Net cash provided by financing activities               813,333         74,087,372
                                                               ------------       ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (4,737,931)        45,529,530

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   29,397,650          1,098,847
                                                               ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 24,659,719       $ 46,628,377
                                                               ============       ============



     See accompanying notes to condensed consolidated financial statements.

                              WEBTRENDS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.    Basis of Presentation

      The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999. Certain prior period amounts have been reclassified to conform to the presentation in the current year.

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

5.    Acquisition of United Kingdom Distributor

      On June 30, 2000, the Company acquired all the outstanding stock of OpenSoft Communications Ltd., the Company's United Kingdom distributor, for $1.7 million in cash and incurred approximately $150,000 in expenses. The acquisition has been accounted for as a purchase and resulted in approximately $1.8 million in goodwill which is being amortized on a straight-line basis over 7 years. An acquisition related charge of $317,500 was also recorded in the three-month period ended June 30, 2000, and is included as a component of general and administrative expense. The Company's June 30, 2000 balance sheet includes the purchased assets and assumed liabilities of the acquired distributor, however, since the deal closed on the last day of the quarter, there was no impact on the Company's financial results for the three- or six-month periods ended June 30, 2000.

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

OVERVIEW

      WebTrends is a leading provider of enterprise class software and eServices solutions for Visitor Relationship Management(TM), eBusiness Intelligence and Systems Management. WebTrends' solutions deliver essential information to key departments across an enterprise, including marketing, sales, executive management, information services, security, customer service, finance and human resources. Our solutions are used by thousands of customers such as Internet service providers (ISPs), government entities, educational institutions and corporate clients.

      WebTrends was incorporated in Delaware in 1993 and reorganized in Oregon in 1997. An initial public offering was completed in February 1999 and a follow-on offering was completed in May 1999. Our common stock is listed on the Nasdaq National Market under the symbol "WEBT."

      WebTrends, WebTrends Commerce Trends, WebTrends Enterprise Reporting Server and Visitor Relationship Management are either registered trademarks or trademarks of WebTrends Corporation. All other names mentioned herein may be trademarks of their respective owners.

RESULTS OF OPERATIONS

REVENUE

      Software license revenue consists of fees for licenses of WebTrends' software products while support services revenue consists of annual subscriptions for upgrades, post-sale customer support services, and professional consulting services.

      Total revenue increased 237.4% to $13.5 million for the second quarter of 2000 from $4.0 million for the second quarter of 1999, and 240.8% to $23.9 million for the six months ended June 30, 2000 from $7.0 million for the six months ended June 30, 1999. Primary contributing factors for these changes are discussed below.

Software Licenses

                                  Three Months Ended                      Six Months Ended
                                       June 30,                                June 30,
                            ---------------------------------       --------------------------------

                               2000        1999        Change          2000       1999       Change
                                                (Dollar amounts in thousands)
Software Licenses           $ 10,818    $  3,382       219.9%        $ 19,222    $5,969       222.0%
Percent of Revenues             80.0%       84.4%       80.4%            85.1%



      WebTrends continues to benefit from a very strong market for Internet infrastructure products and the strategic contribution of our solutions to our customers' eBusiness success. Software license revenue increased as a result of continued strong growth across each of our product categories as new releases of existing products in late 1999 and early 2000 gained increasing customer acceptance. The large investment we made in significantly increasing our sales force to more than 60 as of June 30, 2000 also increased sales for the three and six-month periods ended June 30, 2000. Despite the fast growth in software license revenue, the pace of growth in support services was even more rapid and, as a consequence, software license revenue decreased as a percentage of total revenue in the three and six month periods ended June 30, 2000, compared to the prior year periods.

Support Services

                                  Three Months Ended                      Six Months Ended
                                       June 30,                                June 30,
                            ---------------------------------       --------------------------------
                               2000        1999        Change          2000       1999       Change
                                                (Dollar amounts in thousands)

Support Services            $   2,701     $   625      332.4%        $  4,677      $1,044     348.0%
Percent of Revenues              20.0%       15.6%                       19.6%       14.9%


    The increase in support services revenue resulted primarily from increased subscription revenue derived from continued growth in the installed base of customers, as well as the sale of consulting, training and support services associated with the sale of our new Enterprise Reporting Server and Commerce Trends products. To support these new products we grew our support services staff to more than 60 as of June 30, 2000.

Cost of Revenue

                                  Three Months Ended                      Six Months Ended
                                       June 30,                                June 30,
                            ---------------------------------       --------------------------------
                               2000        1999        Change          2000       1999       Change
                                                (Dollar amounts in thousands)
Cost of Revenue             $ 1,572     $   343        358.1%         2,641      $  633       316.8%
Percent of Revenues            11.6%        8.6%                       11.0%        9.0%


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

Research and Development

                                  Three Months Ended                      Six Months Ended
                                       June 30,                                June 30,
                            ---------------------------------       --------------------------------
                               2000        1999        Change          2000       1999       Change
                                                (Dollar amounts in thousands)
 Research and Development    $  2,164   $     760      184.8%         $ 4,060    $  1,399     190.2%
 Percent of Revenues             16.0%       19.0%                       17.0%       19.9%


      Research and development expenses consist primarily of salaries and related costs associated with developing new products, enhancing existing products, and performing quality assurance and documentation activities. The increase in research and development expenses in absolute dollars is primarily attributable to increasing the number of research and development employees to more than 80 as of June 30, 2000. Research and development expenses decreased as a percentage of total revenue primarily due to the rapid growth in total revenue. We continue to believe that significant investment in research and development is required to remain competitive in our markets, and anticipate that research and development expenses will increase in absolute dollars in future periods, but may vary as a percent of total revenue.

Sales and Marketing

                                  Three Months Ended                      Six Months Ended
                                       June 30,                                June 30,
                            ---------------------------------       --------------------------------
                              2000        1999        Change          2000       1999       Change
                                                (Dollar amounts in thousands)
Sales and Marketing         $ 6,381      $ 2,157      195.9%        $11,348     $ 3,662     209.9%
Percent of Revenues            47.2%       53.8%                       47.5%       52.2%


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

General and Administrative

                                  Three Months Ended                      Six Months Ended
                                       June 30,                                June 30,
                            ---------------------------------       --------------------------------
                               2000        1999        Change          2000       1999       Change
                                                  (Dollar amounts in thousands)
 General and Administrative  $ 1,952      $  562       247.5%         $3,216      $1,017      216.2%
 Percent of Revenues            14.4%       14.0%                       13.5%       14.5%


      General and administrative expenses consist primarily of salaries and other employee-related costs for executive, financial, human resources, and infrastructure personnel. General legal and accounting services, insurance and general facility costs are also included within general and administrative expenses. The three and six month periods ended June 30, 2000 include a charge of $317,500 related the acquisition of OpenSoft Communications Ltd. The increase in absolute dollars, excluding the acquisition charge, is primarily attributable to our growth and expansion, which included adding 17 accounting and administrative personnel since June 30, 1999 as well as expanding infrastructure and facilities. We expect general and administrative expenses will continue to increase in absolute dollars to support the anticipated expansion of sales and operations, but they may vary as a percent of total revenue.

INCOME TAXES

      Income tax provisions for the three and six month periods ended June 30, 2000 reflect estimated effective tax rates of 34.4% and 35.8%, respectively while income tax provisions for the three and six month periods ended June 30, 1999 reflect estimated effective tax rates of 37.5%. The decrease is primarily due to increased utilization of research and development tax credits associated with the Company's investment in developing new products. The effective tax rate is subject to change in future periods as circumstances affecting the tax rate change.

LIQUIDITY AND CAPITAL RESOURCES

      WebTrends had cash and cash equivalents and short-term investments of $83.2 million at June 30, 2000, which represents the Company's primary source of liquidity, and working capital of approximately $78.1 million.

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

      Cash and cash equivalents and short-term investments increased by $3.9 million during the six months ended June 30, 2000, primarily as a result of cash generated by operating and financing activities. Net cash provided by operating activities was approximately $9.0 million for the six months ended June 30, 2000, and resulted primarily from profitable operations, increased deferred revenues and accrued income taxes, partially offset by increased accounts receivable and prepaid expenses. Cash used by investing activities, net of the purchases of short-term investments, was approximately $6.0 million for the six months ended June 30, 2000, consisting primarily of purchased computer equipment and furniture and fixtures related to increased personnel as well as the acquisition of OpenSoft Communications Ltd.

      While increasing in absolute dollars, for the three and six month periods ended June 30, 2000, operating expenses decreased as a percentage of total revenue to 77.6% from 77.9%, respectively, from 86.8% and 86.7% for the same periods in 1999. Since inception, we have continued to increase our operating expenses in terms of absolute dollars. We anticipate that we will continue to reinvest revenues in operating expenses for the foreseeable future, and that these expenses plus capital expenditures will constitute a material use of cash resources. Additionally, we may utilize cash resources to fund acquisitions or investments in businesses, technologies, or product lines that are complementary to our business. We believe our current cash and cash equivalents, short-term investments, and funds expected to be generated from operations will satisfy our anticipated working capital and other cash requirements for at least the next 12 months.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, SAB 101B was issued which defers the implementation date of SAB 101 until October 1, 2000. We do not expect that this statement will have a significant impact on our financial condition or results of operations.

    In March 2000, the Emerging Issues Task Force of the FASB reached consensus on Issue 00-2 "Accounting for Website development Costs" ("EITF 00-2"). EITF 00-2 establishes how an entity should account for costs incurred to develop a website. It requires that an entity capitalize costs during the web application and infrastructure and graphics development stages of development. The consensus is effective for all costs incurred beginning after June 30, 2000. We do not expect that this statement will have a significant impact on our financial condition or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


      On May 11, 2000, at the Company's Annual Meeting of Shareholders, the holders of the Company's outstanding Common Stock took the actions described below. As of the record date for the Annual Meeting, 26,006,495 shares of Common Stock were issued and outstanding.

      1. The shareholders elected each of Elijahu Shapira, W. Glen Boyd, Michael Burmeister-Brown, John W. Ryan, and Srivats Sampath to serve on the Company's Board of Directors for the ensuing year, all by the votes indicated below:


Elijahu Shapira
------------------------------------        22,198,139                shares in favor
                                             1,658,240     shares against or withheld

W. Glen Boyd
------------------------------------        23,670,371                shares in favor
                                               186,008     shares against or withheld

Michael Burmeister-Brown
------------------------------------        23,675,667                shares in favor
                                               180,712     shares against or withheld

John W. Ryan
------------------------------------        23,400,529                shares in favor
                                               455,850     shares against or withheld

Srivats Sampath
------------------------------------        23,675,677                shares in favor
                                               180,702     shares against or withheld

      2. The shareholders voted to amend the Company's Third Restated Articles of Incorporation to increase the total number of shares of Common Stock that the Company is authorized to issue from 60,000,000 to 300,000,000, by the vote indicated below:

                          19,325,760                             shares in favor
                           4,117,189                  shares against or withheld
                             413,430                            shares not voted


      3. The shareholders voted to amend the Company's 1998 Stock Incentive Plan to: (i) increase the total number of shares reserved for issuance under the Plan by 1,298,000; (ii) limit the number of shares that can be subject to awards granted to one person in any one-year period; and (iii) make certain administrative changes to the Plan, by the vote indicated below:

                          16,258,081                             shares in favor
                           4,734,694                  shares against or withheld
                             415,716                            shares not voted
                           2,447,888                            broker non-votes



      4. The shareholders voted to ratify the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 2000, by the vote indicated below:

                          23,840,489                             shares in favor
                               7,294                  shares against or withheld
                               8,596                            shares not voted


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

                           WEBTRENDS CORPORATION
                                (Registrant)

Date: August 10, 2000      By /s/ James T. Richardson
                              ------------------------------------------------
                              James T. Richardson
                              Senior Vice President and Chief Financial Officer (principal financial and chief accounting officer)

                                INDEX TO EXHIBITS


EXHIBIT NO.     DESCRIPTION

     3.1 The Company's Third Restated Articles of Incorporation, as amended on May 26, 2000.

    10.1        Lease for certain office space entered into by the Company and Fox
                Tower, LLC on June 22, 2000

    10.2        Amended and Restated 1998 Stock Incentive Compensation Plan

    27.1        Financial Data Schedule