Form 10-Q
period 2000-09-30
WEBTRENDS CORP
filed 2000-11-14
CIK 1075316

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(Mark One)

   [X]                   QUARTERLY REPORT PURSUANT TO SECTION 13
                    OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

        Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares of common stock, no par value, outstanding on October 31, 2000, was 26,332,078.

                              WEBTRENDS CORPORATION

                                      INDEX



PART I. FINANCIAL INFORMATION                                               PAGE NO.
                                                                            --------
Item 1. Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 2000
            and December 31, 1999 ............................................ 3

          Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 1999 ................ 4

          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999..................................5

          Notes to Condensed Consolidated Financial Statements.................6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................7

Item 3. Quantitative and Qualitative Disclosures about Market Risk.............7


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds............................13

Item 6.  Exhibits and Reports on Form 8-K.....................................13

Signatures....................................................................14

                        PART I -- FINANCIAL INFORMATION
              ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              WEBTRENDS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30,       DECEMBER 31,
                                                                             2000               1999
                                                                        -------------      -------------
                                                                         (UNAUDITED)          (AUDITED)
Assets
    CURRENT ASSETS:
    Cash and cash equivalents                                           $   7,956,125      $  29,397,650
    Short-term investments                                                 78,897,917         49,885,523
    Accounts receivable, net                                               13,285,519          4,968,544
    Prepaid expenses and other                                              2,792,653          1,547,119
                                                                        -------------      -------------
         TOTAL CURRENT ASSETS                                             102,932,214         85,798,836

    Property and equipment, net                                             7,852,794          2,375,750
    Goodwill, net                                                           1,579,464               --
    Other assets                                                                 --            2,060,662
                                                                        -------------      -------------
         TOTAL ASSETS                                                   $ 112,364,472      $  90,235,248
                                                                        =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
    Accounts payable                                                    $   2,858,764      $   1,307,690
    Accrued liabilities                                                     6,896,598          3,971,504
    Accrued income taxes                                                    1,432,770            297,397
    Deferred revenue                                                       10,018,484          4,122,882
                                                                        -------------      -------------
         TOTAL LIABILITIES                                                 21,206,616          9,699,473
                                                                        -------------      -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

    Preferred stock, no par value.  Authorized, 15,000,000 shares;
    no shares outstanding                                                        --                 --
    Common stock, no par value.  Authorized 300,000,000 shares;
    26,322,791 and 25,817,568, respectively, issued and outstanding
    at September 30, 2000 and December 31, 1999, respectively              82,327,687         77,661,491
    Deferred compensation, net                                               (255,568)          (405,391)
    Accumulated other comprehensive loss                                       (8,873)              --
    Retained earnings                                                       9,094,610          3,279,675
                                                                        -------------      -------------
         TOTAL SHAREHOLDERS' EQUITY                                        91,157,856         80,535,775
                                                                        -------------      -------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 112,364,472      $  90,235,248
                                                                        =============      =============



     See accompanying notes to condensed consolidated financial statements.

                                  WEBTRENDS CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                      ---------------------------     ---------------------------
                                         2000            1999            2000            1999
                                      -----------     -----------     -----------     -----------
                                               (Unaudited)                    (Unaudited)
Revenue:
    Software licenses                 $13,512,037     $ 4,401,974     $32,733,651     $10,370,935
    Support services                    3,505,594         906,460       8,182,684       1,950,406
                                      -----------     -----------     -----------     -----------
       Total revenue                   17,017,631       5,308,434      40,916,335      12,321,341

Cost of revenue                         1,917,303         406,843       4,557,820       1,040,293
                                      -----------     -----------     -----------     -----------

Gross margin                           15,100,328       4,901,591      36,358,515      11,281,048
                                      -----------     -----------     -----------     -----------

Operating expenses:
    Research and development            2,858,418       1,137,288       6,918,676       2,640,643
    Sales and marketing                 7,878,629       2,549,518      19,226,387       6,107,360
    General and administrative          1,803,004         828,368       5,019,057       1,845,508
                                      -----------     -----------     -----------     -----------

       Total operating expenses        12,540,051       4,515,174      31,164,120      10,593,511
                                      -----------     -----------     -----------     -----------

Income from operations                  2,560,277         386,417       5,194,395         687,537

Other income, net                       1,410,808       1,018,254       4,050,248       1,843,415
                                      -----------     -----------     -----------     -----------

       Income before income taxes       3,971,085       1,404,671       9,244,643       2,530,952

Provision for income taxes              1,542,157         526,659       3,429,708         949,287
                                      -----------     -----------     -----------     -----------

Net income                            $ 2,428,928     $   878,012     $ 5,814,935     $ 1,581,665
                                      ===========     ===========     ===========     ===========

Net income per share:
    Basic                             $      0.09     $      0.03     $      0.22     $      0.07
                                      ===========     ===========     ===========     ===========

    Diluted                           $      0.09     $      0.03     $      0.21     $      0.06
                                      ===========     ===========     ===========     ===========

Weighted average shares:
    Basic                              26,234,362      25,409,870      26,071,655      22,959,094
                                      ===========     ===========     ===========     ===========

    Diluted                            28,406,846      27,607,536      28,334,542      25,207,476
                                      ===========     ===========     ===========     ===========



     See accompanying notes to condensed consolidated financial statements.

                              WEBTRENDS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                  --------------------------------
                                                                                      2000                1999
                                                                                  -------------      -------------
                                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net income                                                                 $   5,814,935      $   1,581,665
       Adjustment to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                1,615,864            142,126
         Provision for doubtful accounts                                                520,000            110,000
         Amortization of deferred compensation                                           99,723            109,608
         Disposal of assets                                                                --               30,738
         Tax benefit from employee stock option plans                                 2,556,271          1,205,901
         Changes in assets and liabilities, net of assets acquired:
            Accounts receivable                                                      (8,215,344)        (2,431,528)
            Prepaid expenses and other                                               (1,245,534)          (689,013)
            Accounts payable                                                          1,027,119            150,198
            Accrued liabilities                                                       2,640,628          1,553,613
            Accrued income taxes                                                      1,135,373           (329,621)
            Deferred revenue                                                          5,895,603          2,035,965
                                                                                  -------------      -------------

              Net cash provided by operating activities                              11,844,638          3,469,652
                                                                                  -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Acquisition of property and equipment                                         (6,827,085)        (1,296,041)
       Business acquired                                                             (1,658,470)              --
       Purchase of investments                                                     (189,523,760)      (308,378,784)
       Proceeds from the maturity of investments                                    162,572,000        262,949,000
                                                                                  -------------      -------------

            Net cash used for investing activities                                  (35,437,315)       (46,725,825)
                                                                                  -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Proceeds from issuance of common stock                                              --           74,135,623
       Stock issued pursuant to benefit plans                                         2,160,025            236,765
       Principal payments on borrowings from shareholders                                  --             (150,000)
                                                                                  -------------      -------------

            Net cash provided by financing activities                                 2,160,025         74,222,388
                                                                                  -------------      -------------

Effect of foreign currency exchange rate changes on cash                                 (8,873)              --
                                                                                  -------------      -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (21,441,525)        30,966,215

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       29,397,650          1,098,847
                                                                                  -------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   7,956,125      $  32,065,062
                                                                                  =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid during the period for:
            Interest                                                              $        --        $      18,478
            Income taxes                                                          $       6,625      $     147,000



     See accompanying notes to condensed consolidated financial statements.

                              WEBTRENDS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Basis of Presentation

    The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999. Certain prior period amounts have been reclassified to conform to the presentation in the current year.

2.  Net Income Per Common and Common Equivalent Share

    Basic and diluted net income per share are computed using the weighted average number of common shares outstanding during the period, with diluted net income per share including the effect of potentially dilutive common stock equivalents. Dilutive common equivalent shares consist of stock options. Basic and diluted net income per share have been calculated using the treasury stock method.

3.  Research and Development Costs

    Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. To date, the period between the achievement of technological feasibility and the general availability of such software has been short; therefore, software development costs qualifying for capitalization have been immaterial and have been charged to research and development expense as incurred.

4.  Cash, Cash Equivalents, and Short-term Investments

    The Company classifies highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Short-term investments consist of certificates of deposit, commercial paper and corporate debt securities with original maturities in excess of three months and less than one year. All investments are classified assuming they will be held to maturity and are recorded at amortized cost, which approximates market value.

5.  Acquisition of United Kingdom Distributor

    On June 30, 2000, the Company acquired all the outstanding stock of OpenSoft Communications Ltd., the Company's United Kingdom distributor, for $1.7 million in cash and incurred approximately $150,000 in expenses. The acquisition has been accounted for as a purchase and resulted in approximately $1.7 million in goodwill that is being amortized on a straight-line basis over 7 years. An acquisition related charge of $317,500 was also recorded in the three-month period ended June 30, 2000, and is included as a component of general and administrative expense.

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

    Total revenue increased 220.6% to $17.0 million for the third quarter of 2000 from $5.3 million for the third quarter of 1999, and 232.1% to $40.9 million for the nine months ended September 30, 2000 from $12.3 million for the nine months ended September 30, 1999. Primary contributing factors for these changes are discussed below.

Software Licenses

                                        Three Months Ended                         Nine Months Ended
                                           September 30,                              September 30,
                          -------------------------------------------   ------------------------------------------
                             2000             1999             Change      2000            1999            Change
Software Licenses         $  13,512        $   4,402           207.0%   $  32,734        $  10,371         215.6%
Percent of Revenues            79.4%            82.9%                        80.0%            84.2%
                                                       (Dollar amounts in thousands)


    WebTrends benefited from a very strong market for Internet infrastructure products and the strategic contribution of our solutions to our customers' eBusiness success. Software license revenue increased as a result of continued strong growth across each of our product categories as new releases of existing products in late 1999 and early 2000 gained increasing customer acceptance. The large investment made in significantly increasing our sales force to more than 65 as of September 30, 2000 also increased sales for the three and nine-month periods ended September 30, 2000. Despite the fast growth in software license revenue, the pace of growth in support services was even more rapid and, as a consequence, software license revenue decreased as a percentage of total revenue in the three and nine month periods ended September 30, 2000, compared to the prior year periods.

Support Services

                                  Three Months Ended               Nine Months Ended
                                      September 30,                    September 30,
                             ---------------------------        ---------------------------
                             2000       1999     Change         2000       1999     Change
Support Services             $ 3,506      $ 906    286.7%       $ 8,183    $ 1,950    319.5%
Percent of Revenues            20.6%      17.1%                   20.0%      15.8%
                                             (Dollar amounts in thousands)


    The increase in support services revenue resulted primarily from additional consulting, training and support services associated with the sale of our new Enterprise Reporting Service and Commerce Trends products which accounted for approximately 65% of the increase. The remaining increase was derived primarily from increased subscription revenue as we experience continued growth in the installed base of customers. To support these new products our support services staff grew to more than 80 as of September 30, 2000.

Cost of Revenue

                                  Three Months Ended               Nine Months Ended
                                     September 30,                   September 30,
                             ----------------------------       ----------------------------
                               2000       1999     Change         2000       1999     Change
Cost of Revenue              $ 1,917      $ 407    371.3%         4,558    $ 1,040    338.1%
Percent of Revenues            11.3%       7.7%                   11.1%       8.4%
                                              (Dollar amounts in thousands)



    Cost of revenue includes product packaging, software documentation, duplication, labor, and other costs associated with product fulfillment, royalties associated with the sale of WebTrends' products, and costs associated with providing technical support and consulting services to customers. The increase in cost of revenue resulted primarily from the hiring of customer support and professional service personnel to meet the demands of a larger customer base.

OPERATING EXPENSES

    We continue to believe that strategic investment in all areas of our business is required, and we anticipate that expenses will increase in absolute dollars in future periods. Expenses in each category may vary as a percent of revenues and relative to one another as we continue to take advantage of strategic hiring and investing opportunities.

Research and Development

                                  Three Months Ended                  Nine Months Ended
                                     September 30,                      September 30,
                             ----------------------------       ----------------------------
                               2000       1999     Change         2000       1999     Change
Reseach and Development      $ 2,858    $ 1,137    151.3%       $ 6,919    $ 2,641    162.0%
Percent of Revenues            16.8%      21.4%                   16.9%      21.4%


    Research and development expenses consist primarily of salaries and related costs associated with developing new products, enhancing existing products, and performing quality assurance and documentation activities. The increase in research and development expenses in absolute dollars is attributable to the doubling of research and development employees between December 31, 1999 and September 30, 2000. Research and development expenses decreased as a percentage of total revenue primarily due to the rapid growth in total revenue. We continue to believe that significant investment in research and development is required to remain competitive in our markets, and anticipate that research and development expenses will increase in absolute dollars in future periods, but may vary as a percent of total revenue.

Sales and Marketing

                                  Three Months Ended                  Nine Months Ended
                                      September 30,                      September 30,
                             ----------------------------      -----------------------------
                               2000       1999     Change         2000       1999     Change
Sales and Marketing          $ 7,879    $ 2,550    209.0%      $ 19,226    $ 6,107    214.8%
Percent of Revenues            46.3%      48.0%                   47.0%      49.6%
                                              (Dollar amounts in thousands)


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

General and Administrative

                                 Three Months Ended                  Nine Months Ended
                                     September 30,                      September 30,
                             -----------------------------      ---------------------------
                              2000       1999     Change         2000       2000     Change
General and Administrative   $ 1,803      $ 828    117.7%       $ 5,019    $ 1,846    172.0%
Percent of Revenues            10.6%      15.6%                   12.3%      15.0%
                                             (Dollar amounts in thousands)


    General and administrative expenses consist primarily of salaries and other employee-related costs for executive, financial, human resources, and infrastructure personnel. General legal and accounting services, insurance and general facility costs are also included within general and administrative expenses. The nine-month period ended September 30, 2000 includes a charge of $317,500 related the acquisition of OpenSoft Communications Ltd. incurred during the quarter ended June 30, 2000. The increase in absolute dollars, excluding the acquisition charge, is primarily attributable to the addition of accounting and administrative personnel necessary to handle the increased level of transactions. We expect general and administrative expenses will continue to increase in absolute dollars to support the anticipated expansion of sales and operations, but they may vary as a percent of total revenue.

 INCOME TAXES

    Income tax provisions for the three and nine-month periods ended September 30, 2000 reflect estimated effective tax rates of 38.8% and 37.1%, respectively while income tax provisions for the three and nine month periods ended September 30, 1999 reflect estimated effective tax rates of 37.5%. The slight year-to-date decrease is primarily due to increased utilization of research and development tax credits associated with the Company's investment in developing new products. The effective tax rate is subject to change in future periods as circumstances affecting the tax rate may change.

LIQUIDITY AND CAPITAL RESOURCES

    WebTrends had cash and cash equivalents and short-term investments of $86.9 million at September 30, 2000, representing the Company's primary source of liquidity, and working capital of approximately $81.7 million.

    Our primary market risk exposure is the impact of interest rate fluctuations on interest income earned on our investment portfolio. The risks associated with market, liquidity and principal are mitigated by investing in high-credit quality securities and limiting concentrations of issuers and maturity dates. Derivative financial instruments are not part of our investment portfolio. We currently have no debt instruments or credit facilities outstanding.

    Cash and cash equivalents and short-term investments increased by $7.6 million during the nine months ended September 30, 2000, primarily as a result of cash generated by operating and financing activities. Net cash provided by operating activities was approximately $11.8 million for the nine months ended September 30, 2000, and resulted primarily from profitable operations, increases in deferred revenues, accounts payable, accrued liabilities and accrued income taxes, partially offset by increases in accounts receivable and prepaid expenses. Cash used by investing activities, excluding investment activity, was approximately $8.5 million for the nine months ended September 30, 2000 and consisted primarily of purchased computer equipment and furniture and fixtures related to increased personnel as well as the acquisition of OpenSoft Communications Ltd. Cash provided by financing activities of $2.2 million was the result of shares issued under employee benefit plans.

    While increasing in absolute dollars, for the three and nine-month periods ended September 30, 2000, operating expenses decreased as a percentage of total revenue to 73.7% and 76.2%, respectively, from 85.1% and 86.0% for the same periods in 1999. Since inception, we have continued to increase our operating expenses in terms of absolute dollars. We anticipate that we will continue to reinvest revenues in operating expenses for the foreseeable future, and that these expenses plus capital expenditures will constitute a material use of cash resources. Additionally, we may utilize cash resources to fund acquisitions or investments in businesses, technologies, or product lines that are complementary to our business. We believe our current cash and cash equivalents, short-term investments, and funds expected to be generated from operations will satisfy our anticipated working capital and other cash requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25, (FIN 44). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock options awards to add a reload feature are effective for awards modified after January 12, 2000. This statement did not have a material impact on our financial condition or results of operations.

    In March 2000, the Emerging Issues Task Force of the FASB reached consensus on Issue 00-2 "Accounting for Website Development Costs" ("EITF 00-2"). EITF 00-2 establishes how an entity should account for costs incurred to develop a website. It requires that an entity capitalize costs during the web application and infrastructure and graphics development stages of development. The consensus is effective for all costs incurred beginning after June 30, 2000. This statement did not have a material impact on our financial condition or results of operations.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of change in the value of short-term investments and financial instruments caused by fluctuations in investment prices, interest rates and foreign currency exchange rates.

    The Company is exposed to foreign exchange rate fluctuations related to the translation of the financial results of our foreign subsidiary into U.S. dollars during consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company for the three and nine months ended September 30, 2000 was immaterial. All other financial transactions of the Company are denominated in U.S. dollars. The Company had no foreign subsidiaries prior to June 30, 2000.

    WebTrends has not entered into any derivative financial instruments to manage interest rate risk or for speculative purposed and is not currently evaluating the future us of such financial instruments.

    We follow established policies and procedures to manage exposure to changes in the interest rate and market risks of our investments. Due to the short-term maturities of our investments, management has determined that the fair value does not differ materially form the carrying amount and that the market risk arising from our holdings at September 30, 2000 is not material.

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

                                            WEBTRENDS CORPORATION
                                                 (Registrant)

Date: November 14, 2000                     By  /s/ JAMES T. RICHARDSON
                                               ---------------------------------
                                               James T. Richardson
                                               Senior Vice President and Chief
                                               Financial Officer
                                               (principal financial and chief
                                               accounting officer)

                                INDEX TO EXHIBITS


EXHIBIT NO.     DESCRIPTION
-----------     -----------
    10.1        Amended and Restated 1998 Stock Incentive Compensation Plan

    27.1        Financial Data Schedule