Form 10-K
period 2000-12-31
WEBTRENDS CORP
filed 2001-02-07
CIK 1075316

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                         COMMISSION FILE NUMBER 0-25215
                             WEBTRENDS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      OREGON                                         93-1123283
          (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

851 S.W. SIXTH AVENUE, SUITE 1200, PORTLAND, OREGON                     97204
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

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

Aggregate market value of common stock held by
  non-affiliates as of January 31, 2001.....................  $686,072,000
Number of shares of common stock outstanding as of January
  31, 2001..................................................    26,502,397

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             WEBTRENDS CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
Item 1.   Business....................................................      1
Item 2.   Properties..................................................     12
Item 3.   Legal Proceedings...........................................     12
Item 4.   Submission of Matters to a Vote of Security Holders.........     12

PART II
Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................     13
Item 6.   Selected Financial Data.....................................     14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     15
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...     18
Item 8.   Financial Statements and Supplementary Data.................     19
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................     34

PART III
Item 10.  Directors and Executive Officers of the Registrant..........     34
Item 11.  Executive Compensation......................................     36
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     40
Item 13.  Certain Relationships and Related Transactions..............     41

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................     42

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     This Annual Report on Form 10-K contains forward-looking statements based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by management. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements."

     WebTrends is a leading provider of enterprise solutions for Visitor Relationship Management(TM), eBusiness Intelligence and Systems Management. We offer organizations a comprehensive set of solutions to continuously manage and enhance the success of their eBusinesses, including their Internet infrastructure, eCommerce strategies, eMarketing activities and visitor relationship management. Those organizations are investing in and depending on a growing array of Internet-based systems such as Internet web sites, extranets and intranets that run on a variety of servers including web servers, email servers, streaming media servers, proxy servers, database systems and firewalls. Internet professionals and business managers have discovered that successful eBusinesses require constant and real-time reporting, analysis and management. Our integrated, scalable, modular and easy-to-use solutions encompass the following critical areas:

     - eBusiness Intelligence -- Understanding and analyzing web visitor behavior and integrating this information with customer or transactional data to measure and improve eMarketing and eCommerce activity on Internet systems.

     - eBusiness Management -- Monitoring, analyzing, reporting and managing the security, integrity, quality and availability of Internet-based systems.

     WebTrends' solutions deliver essential information to key departments across an enterprise, including marketing, sales, executive management, information services, security, customer service, finance and human resources. Our solutions are used by thousands of customers such as internet service providers or ISPs, application service providers or ASPs, government and educational institutions and corporate clients that include American Express, AOL Time Warner, Bank of America, Boeing, British Telecom, GMAC Mortgage, Dow Jones & Company, EDS, IBM, Merrill Lynch & Co., Microsoft, Motorola, Washington Mutual and TD Waterhouse.

     WebTrends was incorporated in Delaware in 1993 and reincorporated in Oregon in 1997. Our common stock is listed on the Nasdaq National Market under the symbol "WEBT." Our principal location and primary web sites are as follows:

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

PROPOSED NETIQ MERGER

     On January 16, 2001, the Company, NetIQ Corporation, a Delaware Corporation, and North Acquisition Corporation, an Oregon corporation and a wholly-owned subsidiary of NetIQ, entered into a definitive merger agreement. Under the merger agreement, North Acquisition will be merged with and into the Company, with the Company surviving the merger and becoming a wholly owned subsidiary of NetIQ. Closing of the merger is subject to regulatory and shareholder approvals, among other conditions and terms, as set out in the merger agreement. At the effective time of the merger, each outstanding share of the Company's common stock will be converted into the right to receive 0.48 of a share of NetIQ common stock. The transaction is expected to be completed in the first or second calendar quarter of 2001. The transaction is expected to be accounted for as a purchase. On January 19, 2001, the Company filed a report on Form 8-K with the Securities and Exchange Commission that included other information concerning the merger and a copy of the definitive merger agreement. On February 1, 2001, NetIQ filed a Registration Statement on Form S-4 with the Securities and Exchange Commission addressing the proposed merger and issuance of NetIQ shares in the merger.

     Copies of the aforementioned Form 8-K and S-4 may be inspected and copied at the public reference facilities maintained by the Securities and Exchange
Commission:

Judiciary Plaza                 City Corp Center                Seven World Trade Center
Room 1024                       500 West Madison Street         13th Floor
450 Fifth Street, NW            Suite 1400                      New York, New York
Washington, D.C. 20549          Chicago, Illinois 60661         10048

     Copies of these materials can also be obtained by mail at prescribed rates from the Public Reference Sections of the Securities and Exchange Commission, 405 Fifth Street NW, Washington, D.C. 20549, by calling the Securities and Exchange Commission at 1-800-SEC-0330, or at the web site of the Securities and Exchange Commission located at www.sec.gov.

INDUSTRY AND MARKET BACKGROUND

     The primary factors driving demand for WebTrends' solutions are the growing use of Internet-based systems and the adoption of Internet technology to conduct everyday business. Internet server shipments are expected to quadruple from 1.3 million in 1998 to 5 million by 2002 according to a Gartner Group study. Forrester Research estimates that global eCommerce transactions will grow ten-fold to more than seven trillion by 2004. At the same time, the use of Internet-based systems has become much more sophisticated, evolving rapidly from simple "brochure-ware" to interactive systems that are critical components of an organization's infrastructure. Aberdeen Group estimates the total web analytics market for applications software, ASP services and professional services to grow to nearly $900 million in expenditures during 2001, making web analytics one of the most rapidly growing segments in the software industry.

     As Internet strategies and eBusiness systems have become operational imperatives, managing security, integrity and continuous availability has become a key role within an organization. The growing corporate importance of these systems has moved the overall responsibility for the success of an organization's Internet strategy from webmasters to a vice president or director within the organization. In addition to managing a very complex infrastructure these managers coordinate with a large team that includes editors, producers, information systems personnel, security professionals, marketing managers, partners and interested representatives from each part of the organization. All of these people, and potentially hundreds of others across the organization, need detailed information about how their areas are performing. More importantly, the organization needs comprehensive information about the overall performance of their Internet and eBusiness strategies.

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

     For many companies, deploying and maintaining such systems is far too costly in time and capital, so they are increasingly outsourcing these functions. International Data Corporation projects the ASP market to reach $2 billion by 2003 and Forrester Research projects that within the same time frame, up to one-fifth of total applications revenue could be from hosted services.

     As web sites, intranets, and extranets become more complex, ongoing management and feedback are needed in many areas. Over time, three key categories of need have emerged. A successful eBusiness now depends on a continuous stream of improvements that ensure detailed usage analysis, fine-tuned quality and performance, and tight security.

     Detailed Usage Analysis. Successful Internet and eBusiness strategies require an understanding of how visitors and customers interact with the organization's Internet site and how various marketing campaigns translate into bottom line results. Managers need a means of forecasting, tracking and integrating historical visitor data with other corporate and market databases in order to increase their eCommerce revenue and eMarketing return on investment. Demand will grow for powerful applications that can correlate data from web sites with customer relationship management and enterprise resource planning systems and provide comprehensive real-time analysis and reporting. A December 2000 study from Aberdeen Group found that worldwide web analytics expenditures grew from $141 million in 1999 to more that $425 million in 2000. The same study estimated the web analytics market to grow to four billion in 2004.

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

THE WEBTRENDS SOLUTION

     WebTrends addresses the key eBusiness management needs and the wide variety of Internet-based systems an eBusiness depends on, including web servers, firewalls, proxy servers, media servers, email servers, and database systems. Our solutions fill two broad needs.

     eBusiness Intelligence Solutions help customers understand and analyze the activity of their Internet and intranet systems and correlate this information with other proprietary information. A wide range of reports show how many people come to a web site, what they are doing on the site, how much time they are spending on each page and return on investment for both the site itself and specific advertising campaigns. Detailed reports allow marketing managers to increase the effectiveness of advertising and promotional efforts; web designers to improve usability; content managers to expand areas of interest; business managers to streamline online processes; and executives to plan strategy. Significant technology enhancements embedding real-time, online analytical processing (OLAP), and data mining with current reporting and analysis solutions extend these capabilities.

     eBusiness Management Solutions are targeted at Internet professionals that are responsible for security, integrity and availability of their eBusiness systems. eBusiness Management helps improve the quality of web sites by checking items such as broken links, pages not found, software syntax problems and page download times. eBusiness Management can monitor servers, routers, databases and applications running on those systems. If a problem is detected, automatic recovery routines can be run or personnel can be automatically alerted via pager or email. Trending and historical reports can be generated to evaluate device integrity and failure rates. Organizations can also monitor bandwidth and server requirements. Specialized security solutions help monitor and report on firewall activity internal and external to the organization and detects security vulnerabilities. Security vulnerabilities can be quickly addressed by following recommended fixes and hyperlinks to third-party sites where patches are available.

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

PRODUCTS AND SERVICES

     Products. WebTrends markets the following software suites and stand-alone products for eBusiness Intelligence, eBusiness Systems Management and eBusiness
Security:

          WebTrends CommerceTrends. Introduced in June 1999, our most advanced eBusiness Intelligence solution includes web site traffic analysis, eCommerce revenue forecasting, eMarketing return on investment analysis, advertising campaign management, visitor and buyer qualification, data warehousing and database integration. Version 3, released in June 2000, incorporates OLAP and web housing technology to enable a Visitor Relationship Management platform. This platform is the industry's first comprehensive open architecture solution for integrating web visitor information with customer and transactional data to drive personalized content and targeted eMarketing campaigns. CommerceTrends runs on Sun Solaris, Red Hat Linux and Microsoft Windows NT/2000.

          WebTrends Enterprise Reporting Server. Introduced in March 1999, our cross-platform (Solaris, Linux, Microsoft Windows NT/2000/98/95) enterprise scalable web traffic analysis solution for high traffic sites includes remote management, configuration and customized reporting accessible from any browser by multiple users and departments. Version 3, released in May 2000, provides improvements in scalability and advanced reporting and analysis capabilities such as comprehensive, in-depth analysis of web visitor preferences on pages that depend on dynamic and database-driven content, enhanced parameter analysis, and reverse path analysis.

          WebTrends Enterprise Suite. Our most complete solution for web site management includes web server traffic analysis, media server analysis, proxy server reporting, link analysis and quality control, and alerting, monitoring and recovery for unlimited devices. The Enterprise Suite provides detailed analytics for sites in excess of one billion hits per analysis period and up to 40 million unique visitors per day. Version 5 released in August 2000 added the capability to analyze and report on activity for three major streaming media platforms and integration with the Vignette V/5 eBusiness Platform.

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

          WebTrends Log Analyzer. Our award-winning traffic analysis solution provides comprehensive analysis and reporting of web server traffic for singer-server web sites offering over 70 comprehensive and customizable reports.

          WebTrends Firewall Suite. Our solution for security management and reporting manages, monitors and reports on all leading firewalls, virtual private networks and proxy servers. Firewall Suite enables organizations to manage bandwidth usage, security, employee usage of web sites outside of the firewall, and traffic originating from outside the firewall. Version 2, released in February 2000, introduces SurfWatch, which facilitates monitoring of improper employee Internet use by categories of misuse such as gambling or pornography, and provides improved scalability. Version 3, released in August 2000 added monitoring, alerting and recovery customization, remote management and editing, and included signifi cant enhancements to performance and scalability. Much of the functionality of WebTrends Security Analyzer was bundled with Version 3 providing the ability to conduct over 1100 security tests to detect security vulnerabilities and recommend the latest fixes and updates.

          WebTrends Security Analyzer. Introduced in January 1999, our premiere security solution enables managers to discover and fix the latest known security vulnerabilities on Internet, intranet and extranet servers. With the release of Version 3.5 in April 2000, Security Analyzer provides a comprehensive test suite offering over 1100 security tests for Windows 95, 98, NT, 2000, Red Hat Linux and Solaris operating systems on more than 14 types of servers.

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

          Portal Site for Internet Professionals. Also in 1999, we launched an Internet portal site for Internet professionals. The site, located at www.webtrends.net provides a wide variety of product and industry information, software products and resources, discussion forums, and other content related to building and managing web sites.

          Services Business Unit. In March 2000, the Company created an eServices Business Unit to meet the growing demand for hosted eBusiness Management Solutions and simultaneously released WebTrends Live 2.0. WebTrends Live is an eService platform for real-time web site visitor analysis, eCommerce tracking and eMarketing campaign management designed to serve high volume web sites with secure, comprehensive reporting and eCommerce tracking. WebTrends Live provides the ability to correlate eCommerce data with visitor demographics, buyer behavior and sales cycle analysis while maintaining high standards of privacy and security. In 2000, real-time wireless analysis and reporting was added allowing users to access reports from wireless devices. In November 2000, French, German, Japanese and Spanish versions were introduced.

SALES, MARKETING AND DISTRIBUTION

     Our products are sold through our internal corporate sales force, through an enterprise field sales organization, through national distributors, through numerous value-added resellers and online from our web site. Our products are also co-marketed with or integrated and sold with the offerings of our strategic partners, which include Internet service providers, original equipment manufacturers, system integrators and others. Our sales organization has a regional presence in 19 states and national distribution relationships with Tech Data, Ingram and GE Access. We have relationships with distributors in most key international markets. In June 2000 we purchased our distributor in the United Kingdom. We will continue to expand the international distribution of our products.

RESEARCH AND DEVELOPMENT

     The focus of product development at WebTrends is to bring new products and services as well as new versions of existing products to market quickly in order to keep pace with the rapid evolution of Internet technologies and increasing customer demands. The Company devotes a substantial portion of its resources to developing new products. Research and development expenses were approximately $2.2 million in 1998, $3.8 million in 1999 and $10.1 million in 2000.

COMPETITION

     We compete in the markets for eBusiness intelligence, eBusiness systems management and eBusiness security solutions. These markets are intensely competitive, increasingly subject to rapid changes and significantly affected by new product introductions and other activities of market participants. In addition, these markets are highly fragmented, and our competitors vary depending upon the needs that our eBusiness solutions address. Today, no single company offers competing products in all categories.

     In the market eBusiness intelligence solutions, our primary competitors are Accrue Software Inc., Broadbase Software Inc., E.piphany Inc., Informatica Corporation, MicroStrategy Inc. and net.Genesis Corporation. In the market for eBusiness systems management solutions, our primary competitors are IPSwitch, Inc., Geneva Software, Inc. and Computer Associates. In the market for eBusiness security solutions we compete primarily with ISS Group and our firewall products compete primarily with Check Point Software Technologies. Although the markets in which we compete are highly fragmented, we could face additional competition from existing competitors if any of them were to broaden the scope of their eBusiness solutions by developing or acquiring additional products or distribution channels. As we introduce new products and services we will face competition from both established companies and other new market entrants.

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

     We also face competition and potential competition from web management service providers, such as consulting firms, web design firms, Internet audit firms, site management vendors, Internet service providers, and independent software vendors. These service providers may use our solutions, our competitors' solutions, or custom-developed solutions to manage web sites for their customers who otherwise would have been sale opportunities for us. Some larger potential customers may rely on their information systems departments to internally develop Internet management solutions.

PROPRIETARY RIGHTS

     The Company relies on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality and license agreements, to protect our proprietary rights. We have one issued U.S. patent and an additional 8 patent applications pending; 6 registered U.S. trademarks and 18 U.S. trademark applications pending, 8 of which have been allowed; and 26 registered U.S. copyrights. We also seek protection for our intellectual property in other countries where we do business. We regard our proprietary rights as critical to our success. Effective protection for our proprietary rights may not be available in every country in which we market our products or services.

EMPLOYEES

     At December 31, 2000, we employed 400 persons. None of our employees are represented by a labor union. We have experienced no work stoppages and believe our relationships with our employees are good.

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

     The proposed merger with NetIQ raises a number of risks and uncertainties for the Company. On January 16, 2001, WebTrends announced it had entered into a merger agreement with NetIQ Corporation so that upon the closing of the merger, WebTrends will become the wholly owned subsidiary of NetIQ. If the merger is not completed for any reason, the Company may be subject to a number of material risks, including the following:

     - The Company may be required under certain circumstances to pay NetIQ a termination fee of $41.0 million;

     - The price of the Company's common stock may decline; and

     - Costs related to the merger, such as financial advisory, legal, accounting and printing fees, must be paid even if the merger is not completed.

     In addition, the Company's customers and strategic partners, in response to the announcement of the merger, may delay or defer decisions, which could have a material adverse effect on the Company's business, regardless of whether the merger is ultimately completed. Moreover, diversion of management focus and resources from the day-to-day operation of the business to matters relating to the merger could have a material adverse effect on the Company's business, regardless of whether the merger is completed. Similarly, current and prospective employees of the Company may experience uncertainty about their future roles with the combined company. This may adversely affect the Company's ability to attract and retain key management, sales, marketing and technical personnel. If the merger is terminated and the Company's board of directors seeks another merger or business combination, the Company's shareholders cannot be certain that the Company will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid by NetIQ in the merger. In addition, while the merger agreement is in effect and subject to very narrowly defined exceptions, the Company is prohibited from soliciting, initiating or encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination, with any third party and from taking certain actions that would change the Company's business.

     Further, assuming our merger with NetIQ closes as expected, there are a number of risks related to the merger and the conduct of the combined company after the merger. For a discussion of these risks, we urge you to read the section titled "Risk Factors" in the joint proxy statement/prospectus we prepared with NetIQ, which is included in the Registration Statement on Form S-4 filed by NetIQ with the SEC on February 1, 2001.

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

     Fluctuations in Our Operating Results May Make it Difficult to Predict Our Future Performance and May Result in Volatility in the Market Price of Our Common Stock. We may experience significant fluctuations in our operating results. In particular, as we focus increasingly on sales of our product suites and more complex integrated platform solutions requiring installation time and talent rather than stand-alone products and on larger purchases by larger customers, we expect the sales cycle associated with the purchase of our products to lengthen. Furthermore, the amount of revenue associated with particular licenses can vary significantly based upon the number of products that are licensed and the number of devices involved in the installation. These factors all tend to make the timing of revenue unpredictable and may lead to greater period-to-period fluctuations in revenue than the Company has historically experienced. As a result of the factors described above, we believe that our quarterly revenue and results from operations may vary significantly in the future and that quarter-to-quarter comparisons of our operating results may not be meaningful. You should therefore not rely on the results of one quarter as an indication of future performance. Our future operating results may fall below the expectations of securities analysts or investors, which would likely cause the trading price of our common stock to decline.

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

     The Intense Competition in Our Markets May Lead to Reduced Sales of Our Products and Reduced Profits. The markets for our products are intensely competitive and are likely to become even more competitive. Increased competition could result in pricing pressures, reduced sales, reduced margins or the failure of our products to achieve or maintain market acceptance. Each of the Company's products faces intense competition from multiple competing vendors. WebTrends also faces current and potential competition from vendors of Internet servers, operating systems, and networking hardware, many of which now, or may in the future, bundle eBusiness solutions with their Internet products. The Company also competes against and expects increased competition from traditional system and network management software developers and web management service providers. Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, or substantially greater resources than we have. As a result, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards, or customer requirements.

     The market for eBusiness Infrastructure Management and Intelligence Solutions is difficult to estimate. The market for eBusiness infrastructure management and intelligence solutions software may not develop or may grow more slowly than we anticipate, and this could materially and adversely affect our ability to grow our business, sell our products, and maintain profitability on an operating basis. The rate of acceptance of our products is dependent on the increasing complexity of businesses' operating environments resulting in the continuous deployment of additional servers and applications. Many companies have been addressing their eBusiness management needs internally and only recently have become aware of the benefits of third-party solutions as their needs have become more complex. Our future financial performance will depend in large part on the continued growth in the number of businesses adopting third-party eBusiness management software products and their deployment of these products on an enterprise-wide basis.

     Our success depends on continued use and expansion of the Internet and Internet-based systems. Many of our eBusiness infrastructure management and intelligence solutions are targeted for Internet-based systems. The rapid growth of the Internet is a recent phenomenon. The growth of our revenue is dependent on the continued use of the Internet for communication and commerce. Additionally, the Internet infrastructure must continue to evolve to handle increased levels of Internet activity, security, reliability, cost, ease of use, accessibility and quality of service. Potential federal, state and foreign regulation in the areas of privacy and content, as well as potential taxation of Internet use, could hamper Internet growth. Similarly, Internet users may become more concerned about Internet privacy and security. To the extent that government regulation or user concern hampers the growth of the Internet, our business could be negatively affected.

     WebTrends will need to recruit and retain additional qualified personnel to successfully manage our business. Our future success will depend in large part on our ability to attract and retain experienced sales, research and development, marketing, technical support and management personnel. New employees will likely require substantial training in the use of our products, which in turn will require significant resources and management attention. If we do not attract and retain such personnel, this could materially adversely affect our ability to grow our business.

     Moreover, the complexity of distributed computing systems requires highly trained customer service and technical support personnel to assist customers with installation and deployment of our products. The labor market for these personnel is very competitive due to the limited number of people available with the necessary technical skills. We have experienced difficulty in recruiting qualified personnel, especially technical and sales personnel. There is a risk that even if we invest significant resources in attempting to attract, train and retain these qualified personnel, we will not be successful in our efforts.

     To achieve our business objectives, we may recruit and employ skilled technical professionals from other countries to work in the United States. Limitations imposed by federal immigration laws and the availability of visas could materially adversely affect our ability to attract necessary qualified personnel. This may have a negative effect on our business and future operating results.

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

     The Loss of Our Senior Management or Other Key Personnel or Our Failure to Attract Additional Personnel Could Adversely Affect Our Business. Our success depends largely upon the continued services of our executive officers and other key management and development personnel. The loss of the services of one or more of our executive officers, engineering personnel, or other key employees could have a material adverse effect on our business, results of operations, and financial condition. In particular, we rely on Elijahu Shapira, Chief Executive Officer and Chairman of the Board; W. Glen Boyd, President, Chief Technical Officer and director; James
T. Richardson, Senior Vice President and Chief Financial Officer, Daniel J. Meub, Chief Operating Officer and Mark Reed, Senior Vice President of Corporate Development and Sales. We do not maintain key person life insurance policies on any of our employees. In addition, because of the complexity of our products and technologies, we are substantially dependent upon the continued service of our existing engineering personnel. Our future success also depends on our ability to attract and retain highly qualified personnel. We intend to hire a number of additional sales, support, marketing, and research and development personnel. The competition for qualified personnel in the computer software and Internet markets is intense, and we may be unable to attract, assimilate, or retain additional highly qualified personnel in the future. Additionally, we attempt to hire engineers with high levels of experience in designing and developing software and Internet-related products in time-pressured environments. There is a limited number of qualified engineers in our geographic location, resulting in intense competition for the services of such engineers.

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

     WebTrends' International Sales Could Decrease for Reasons Additional to Those Affecting Domestic Sales. Our international operations are subject to the risks inherent in international business activities, including, in particular management of an organization spread over various countries; greater sales seasonality; longer accounts receivable payment cycles and other collection difficulties, such as difficulties obtaining and enforcing judgments against delinquent customers; compliance with a variety of foreign laws and regulations; foreign currency exchange rate fluctuations; import and export licensing requirements; trade restrictions, changes in tariffs, and freight rates; and regional economic conditions.

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

     We May Be Unable to Protect Our Intellectual Property. We regard substantial elements of our Internet management solutions as proprietary and attempt to protect them by relying on patent, trademark, service mark, trade dress, copyright and trade secret laws and restrictions, as well as confidentiality procedures and contractual provisions. Any steps we take to protect our intellectual property may be inadequate, time consuming and expensive. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. We currently have one issued patent and numerous patent applications pending. These or any new patent applications may not result in issued patents and may not provide us with any competitive advantages or may be challenged by third parties. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving, and the future viability or value of any of our intellectual property rights is uncertain. Effective trademark, copyright and trade secret protection may not be available in every country in which our products are distributed or made available through the Internet. Furthermore, our competitors may independently develop similar technology that substantially limits the value of our intellectual property.

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

ITEM 2. PROPERTIES

     We have two leases for an aggregate of 110,000 square feet of office space in Portland, Oregon. The first lease, for approximately 52,000 square feet, expires in January 2004, with an option to renew for five additional years. The second lease, for approximately 58,000 square feet, expires in December 2006 with options to renew ranging between two and five years. We also lease office space for sales and support personnel in Newbury, Berkshire, United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market System under the symbol WEBT. The following table sets forth the high and low closing sales prices for our common stock as reported by the Nasdaq National Market:

                                                               HIGH     LOW
                                                              ------   ------
YEAR ENDED DECEMBER 31, 2000
First Quarter...............................................  $85.50   $32.88
Second Quarter..............................................  $72.38   $24.06
Third Quarter...............................................  $44.25   $28.00
Fourth Quarter..............................................  $35.25   $15.50

     As of January 31, 2001, our common stock was held by an estimated 12,000 shareholders with 69 shareholders of record.

     We have never declared or paid any cash dividends. We currently intend to retain our earnings, if any, for developing our business. Accordingly, we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. Historical results are not necessarily indicative of future results.

     The selected financial data and balance sheet data presented below for each of the years in the five year period ended December 31, 2000 have been derived from the audited consolidated financial statements of the Company.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1996       1997       1998       1999       2000
                                           -------    -------    -------    -------    -------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
Revenue..................................  $ 1,865    $ 4,055    $ 8,008    $19,726    $61,271
Operating income.........................      398        427        222      1,370      8,941
Net income(1)............................      405        287        219      2,736      8,921
Net income per share:
  Basic..................................       --        .02        .01        .12        .34
  Diluted................................       --        .02        .01        .11        .31
Weighted average shares:
  Basic..................................       --     16,252     16,421     23,538     26,133
  Diluted................................       --     16,252     18,044     25,976     28,389
Pro forma net income(1)..................      265
Pro forma net income per share -- basic
  and diluted............................      .02
Shares used in pro forma net income per
  share calculation -- basic and
  diluted................................   15,600

                                                                DECEMBER 31,
                                              ------------------------------------------------
                                              1996      1997      1998      1999        2000
                                              -----    ------    ------    -------    --------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA
Cash and cash equivalents...................  $ 321    $  807    $1,099    $29,398    $ 13,805
Working capital (deficit)...................   (103)      260       221     76,099      79,820
Total assets................................    910     1,886     3,362     90,235     120,479
Long-term obligations.......................     --         7        --         --          --
Total shareholders' equity..................     47       584       842     80,536      97,605

---------------
(1) Prior to 1997, the Company had elected to have taxes on WebTrends' income paid by WebTrends' shareholders rather than by the Company. Pro forma net income data has been presented for comparison purposes only, as if the Company had been organized as a taxable entity for periods prior to 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This report includes forward-looking statements that involve risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. In particular, there are forward-looking statements concerning our expectations for operating expenses and liquidity and capital resources. Forward-looking statements can be identified by their use of such verbs as "expects," "anticipates," "believes," or similar terms. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the risks detailed in the section of this report entitled "Business -- Risk Factors."

PENDING MERGER WITH NETIQ

     On January 16, 2001, WebTrends announced it had entered into a merger agreement with NetIQ Corporation so that upon the closing of the merger, WebTrends will become a wholly owned subsidiary of NetIQ. Closing of the merger is subject to regulatory and shareholder approvals, among other conditions and terms, as set out in the merger agreement. At the effective time of the merger, each outstanding share of the Company's common stock will be converted into the right to receive 0.48 of a share of NetIQ common stock. The transaction is expected to be completed in the first or second calendar quarter of 2001. The following management's discussion and analysis addresses the historical results of, and known trends and uncertainties with respect to, the business of WebTrends as a separate company, and does not specifically contemplate the effect of the proposed merger with NetIQ.

RESULTS OF OPERATIONS

  Revenue

     Software license revenue consists of fees for licenses of WebTrends' software products while support services revenue consists of annual subscriptions for unspecified upgrades, post-sale customer support services, and professional consulting services.

     Total revenue increased 210.6% to $61.3 million for 2000 from $19.7 million for 1999, and was $8.0 million in 1998. Foreign sales were approximately 27.5%, 22.7%, and 27.5% of total revenues during 1998, 1999 and 2000, respectively. The primary contributing factors for the increase in revenue are discussed below.

                               SOFTWARE LICENSES

                                                           YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------
                                                  CHANGE FROM                CHANGE FROM
                                          1998    1998 TO 1999     1999      1999 TO 2000     2000
                                         ------   ------------    -------    ------------    -------
                                                        (DOLLAR AMOUNTS IN THOUSANDS)
Software Licenses......................  $7,206      129.3%       $16,523       196.8%       $49,042
Percent of Revenues....................    89.9%                     83.8%                      80.0%

     WebTrends benefited from a very strong market for Internet infrastructure products and the strategic contribution of our solutions to our customers' eBusiness success. Software license revenue increased as a result of continued strong growth across each of our product categories as new releases of existing products in late 1999 and early 2000 gained increasing customer acceptance. Specifically, we experienced an increase of 155% in our eBusiness Management and Security Solutions product category and an increase of 347% in our eBusiness Intelligence Solutions product category for the year ended December 31, 2000, compared to the year ended December 31, 1999. The large investment made in significantly increasing our sales force by 115% to more than 80 as of December 31, 2000, also had a positive effect on revenue growth for the year ended December 31, 2000. Despite the fast growth in software license revenue, the pace of growth in support services was even more rapid and, as a consequence, software license revenue decreased as a percent of total revenue in the year ended December 31, 2000, compared to the prior periods.

                              SUPPORT AND SERVICES

                                                          YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------
                                                  CHANGE FROM               CHANGE FROM
                                         1998     1998 TO 1999     1999     1999 TO 2000     2000
                                         -----    ------------    ------    ------------    -------
                                                       (DOLLAR AMOUNTS IN THOUSANDS)
Support and Services...................  $ 802       299.4%       $3,203       281.8%       $12,229
Percent of Revenues....................   10.0%                     16.2%                      20.0%

     The increase in support services revenue resulted primarily from additional consulting, training and support services associated with the sale of our new Enterprise Reporting Service and Commerce Trends products which accounted for approximately 45% of the increase. The remaining increase was derived primarily from increased subscription revenue as we experience continued growth in the installed base of customers. To support these new products our support services staff grew by almost 60 employees in 2000 to more than 90 as of December 31, 2000.

  Cost of Revenue

                                                           YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------
                                                   CHANGE FROM               CHANGE FROM
                                           1998    1998 TO 1999     1999     1999 TO 2000     2000
                                           ----    ------------    ------    ------------    ------
                                                        (DOLLAR AMOUNTS IN THOUSANDS)
Cost of Revenue..........................  $633       153.4%       $1,604       347.0%       $7,170
Percent of Revenues......................   7.9%                      8.1%                     11.7%

     Cost of revenue includes costs associated with providing technical support and consulting services to customers, product packaging, software documentation, duplication, labor, and other costs associated with product fulfillment, and royalties associated with the sale of WebTrends' products. The increase in cost of revenue as a percent of total revenue resulted primarily from hiring customer support and professional services personnel to meet demand from a larger customer base and to manage and perform consulting and training services.

  Operating Expenses

     We continue to believe that strategic investment in all areas of our business is required, and we anticipate that expenses will increase in absolute dollars in future periods. Expenses in each category may vary as a percent of total revenue and relative to one another as we continue to take advantage of strategic hiring and investing opportunities.

                            RESEARCH AND DEVELOPMENT

                                                          YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------------
                                                  CHANGE FROM               CHANGE FROM
                                         1998     1998 TO 1999     1999     1999 TO 2000     2000
                                        ------    ------------    ------    ------------    -------
                                                       (DOLLAR AMOUNTS IN THOUSANDS)
Research and Development..............  $2,211        72.8%       $3,820       164.9%       $10,121
Percent of Revenues...................    27.6%                     19.4%                      16.5%

     Research and development expenses consist primarily of salaries and related costs associated with developing new products, enhancing existing products and performing quality assurance and documentation activities. The increase in such expenses in absolute dollars is primarily attributable to increasing the number of research and development employees over the periods presented. Research and development expenses decreased as a percentage of total revenue due to the rapid growth in total revenue. We continue to believe that significant investment in research and development is required to remain competitive in our markets, and anticipate that research and development expenses will increase in absolute dollars in future periods, but may vary as a percent of total revenue.

                              SALES AND MARKETING

                                                          YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------------
                                                  CHANGE FROM               CHANGE FROM
                                         1998     1998 TO 1999     1999     1999 TO 2000     2000
                                        ------    ------------    ------    ------------    -------
                                                       (DOLLAR AMOUNTS IN THOUSANDS)
Sales and Marketing...................  $3,642       173.7%       $9,967       181.1%       $28,016
Percent of Revenues...................    45.5%                     50.5%                      45.7%

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

                           GENERAL AND ADMINISTRATIVE

                                                          YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------
                                                   CHANGE FROM               CHANGE FROM
                                          1998     1998 TO 1999     1999     1999 TO 2000     2000
                                         ------    ------------    ------    ------------    ------
                                                       (DOLLAR AMOUNTS IN THOUSANDS)
General and Administrative.............  $1,301       127.9%       $2,965       136.8%       $7,022
Percent of Revenues....................    16.2%                     15.0%                     11.5%

     General and administrative expenses consist primarily of salaries and other employee-related costs for executive, financial, human resources and infrastructure personnel. General legal and accounting services, insurance and general facility costs are also included within general and administrative expenses. The 2000 period includes a charge of $317,500 related to the acquisition of OpenSoft Communications Ltd. incurred during the quarter ended June 30, 2000. The increase in absolute dollars, excluding the acquisition charge, is primarily attributable to the addition of accounting and administrative personnel necessary to handle the increased level of transactions. We expect general and administrative expenses will continue to increase in absolute dollars to support the anticipated expansion of sales and operations, but they may vary as a percent of total revenue.

  Other Income, Net

     Other income, net, which consists almost entirely of interest income, for 1998, 1999 and 2000 was $28,886, $2.9 million and $5.2 million, respectively. The increase in 1999 is primarily attributable to interest income on investment of funds received from the initial and follow-on public offerings in February and May of 1999. In addition to the investment of the public offering funds received in 1999, the increase in other income for 2000 is also attributable to the investment of cash generated from the business since the 1999 public offerings.

  Income Taxes

     Income tax provisions for 1998, 1999 and 2000 reflect effective tax rates of 12.5%, 36.3% and 37.1%, respectively. The increases in the effective rates are primarily attributable to significant research and development credits generated and utilized in 1998. Fewer tax credits were available in 1999 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents and investments of $92.3 million at December 31, 2000, which represents our primary source of liquidity, and working capital of approximately $79.8 million.

     Our primary market risk exposure is the impact of interest rate fluctuations on interest income earned on our investment portfolio. The risks associated with market, liquidity and principal are mitigated by investing in high-credit quality securities and limiting concentrations of issuers and maturity dates. Derivative financial instruments are not part of our investment portfolio. We have no debt instruments or credit facilities in place at December 31, 2000.

     Cash and cash equivalents and investments increased by $10.9 million during 2000, primarily as a result of cash generated by financing and operating activities. Net cash provided by operating activities was approximately $19.3 million for 2000, and resulted primarily from profitable operations and increased deferred revenues, accounts payable and accrued liabilities, partially offset by increased accounts receivable due to sales growth. Cash used by investing activities, exclusive of the purchase and maturity of short-term investments, was $11.3 million for 2000. Such investing activities consisted of purchased computer equipment and furniture and fixtures related to increased personnel for $9.7 million in addition to the acquisition of Opensoft Communications Ltd., a distributor of WebTrends products, in June 2000 for $1.7 million. Cash provided by financing activities of $3.0 million related to stock issued pursuant to employee benefit plans.

     While increasing in absolute dollars, for the year ended December 31, 2000, operating expenses decreased as a percentage of revenue to 73.7%, from 84.9% for the year ended December 31, 1999. Since inception, we have continued to increase our operating expenses in terms of absolute dollars. We anticipate that we will continue to reinvest revenues in operating expenses for the foreseeable future, and that these expenses plus capital expenditures will constitute a material use of cash resources. Additionally, we may utilize cash resources to fund acquisitions or investments in businesses, technologies or product lines that are complementary to our business. We believe that our current cash and cash equivalents, short-term investments and funds expected to be generated from operations will satisfy our anticipated working capital and other cash requirements for at least the next 12 months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Market risk represents the risk of change in the value of short-term investments and financial instruments caused by fluctuations in investment prices, interest rates and foreign currency exchange rates.

     The Company is exposed to foreign exchange rate fluctuations related to the translation of the financial results of our foreign subsidiary into U.S. dollars during consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company for the year ended December 31, 2000 was immaterial. All other financial transactions are denominated in U.S. dollars.

     The Company has not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and is not currently evaluating the future use of such financial instruments.

     We follow established policies and procedures to manage exposure to changes in the interest rate and market risks of our investments. Due to the relative short-term maturities of our investments, management has determined that the fair value does not differ materially from the carrying amount and that the market risk arising from our holdings at December 31, 2000 is not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
WebTrends Corporation:

     We have audited the accompanying consolidated balance sheets of WebTrends Corporation and subsidiary as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of WebTrends' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WebTrends Corporation and subsidiary as of December 31, 1999 and 2000, and the results of their operations, and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Portland, Oregon
January 19, 2001

                             WEBTRENDS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                 1999            2000
                                                              -----------    ------------
Current assets:
  Cash and cash equivalents.................................  $29,397,650    $ 13,805,329
  Short-term investments....................................   49,885,523      72,195,093
  Accounts receivable, net..................................    4,968,544      15,344,995
  Prepaid expenses and other................................    1,044,619         625,229
  Deferred taxes............................................      502,500         724,315
                                                              -----------    ------------
          Total current assets..............................   85,798,836     102,694,961
Property and equipment, net.................................    2,375,750       9,888,787
Long-term investments.......................................    2,060,662       6,295,102
Goodwill, net...............................................           --       1,516,790
Deferred taxes, net.........................................           --          83,750
                                                              -----------    ------------
          Total assets......................................  $90,235,248    $120,479,390
                                                              ===========    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,307,690    $  3,501,996
  Accrued liabilities.......................................    1,418,641       2,761,328
  Accrued compensation......................................    2,552,863       4,198,636
  Accrued income taxes......................................      297,397         906,445
  Deferred revenue..........................................    4,122,882      11,506,061
                                                              -----------    ------------
          Total liabilities.................................    9,699,473      22,874,466
                                                              -----------    ------------
Commitments (note 9)
Shareholders' equity:
  Preferred stock, no par value. Authorized 15,000,000
     shares; no shares outstanding..........................           --              --
  Common stock, no par value. Authorized 300,000,000 shares;
     issued and outstanding 25,817,568 and 26,425,505.......   77,661,491      85,641,804
  Deferred compensation, net................................     (405,391)       (223,690)
  Accumulated other comprehensive loss......................           --         (14,046)
  Retained earnings.........................................    3,279,675      12,200,856
                                                              -----------    ------------
          Total shareholders' equity........................   80,535,775      97,604,924
                                                              -----------    ------------
          Total liabilities and shareholders' equity........  $90,235,248    $120,479,390
                                                              ===========    ============

          See accompanying notes to consolidated financial statements.

                             WEBTRENDS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1998           1999           2000
                                                      -----------    -----------    -----------
Revenue:
  Software licenses.................................  $ 7,206,461    $16,523,352    $49,041,784
  Support services..................................      801,963      3,202,500     12,228,770
                                                      -----------    -----------    -----------
          Total revenue.............................    8,008,424     19,725,852     61,270,554
Cost of revenue.....................................      632,925      1,604,208      7,170,361
                                                      -----------    -----------    -----------
Gross margin........................................    7,375,499     18,121,644     54,100,193
                                                      -----------    -----------    -----------
Operating expenses:
  Research and development..........................    2,211,029      3,819,760     10,120,525
  Sales and marketing...............................    3,641,965      9,966,717     28,015,922
  General and administrative........................    1,300,626      2,965,278      7,022,456
                                                      -----------    -----------    -----------
          Total operating expenses..................    7,153,620     16,751,755     45,158,903
                                                      -----------    -----------    -----------
  Income from operations............................      221,879      1,369,889      8,941,290
                                                      -----------    -----------    -----------
Other income (expense):
  Interest income...................................       41,997      2,993,894      5,233,902
  Interest expense..................................      (13,111)       (67,101)            --
                                                      -----------    -----------    -----------
     Other income, net..............................       28,886      2,926,793      5,233,902
                                                      -----------    -----------    -----------
     Income before income taxes.....................      250,765      4,296,682     14,175,192
Income taxes........................................       31,305      1,560,742      5,254,011
                                                      -----------    -----------    -----------
     Net income.....................................  $   219,460    $ 2,735,940    $ 8,921,181
                                                      ===========    ===========    ===========
Net income per share:
  Basic.............................................  $      0.01    $      0.12    $      0.34
                                                      ===========    ===========    ===========
  Diluted...........................................  $      0.01    $      0.11    $      0.31
                                                      ===========    ===========    ===========
Weighted average shares:
  Basic.............................................   16,421,302     23,538,136     26,132,849
  Diluted...........................................   18,044,154     25,975,868     28,389,173

          See accompanying notes to consolidated financial statements.

                             WEBTRENDS CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                       COMMON STOCK,            COMMON STOCK,                      ACCUMULATED
                                          CLASS A                  CLASS B                            OTHER
                                  ------------------------   -------------------     DEFERRED     COMPREHENSIVE    RETAINED
                                    SHARES       AMOUNT      SHARES     AMOUNT     COMPENSATION       LOSS         EARNINGS
                                  ----------   -----------   -------   ---------   ------------   -------------   -----------
Balance, December 31, 1997......  16,421,054   $   260,000        --   $      --    $      --       $     --      $   324,275
Net income......................          --            --        --          --           --             --          219,460
Deferred compensation...........          --            --        --     584,575     (584,575)            --               --
Amortization of deferred
  compensation..................          --            --        --          --       33,041             --               --
Shares issued pursuant to
  employee benefit plans,
  including tax benefit.........          --            --    16,874       5,119           --             --               --
                                  ----------   -----------   -------   ---------    ---------       --------      -----------
Balance, December 31, 1998......  16,421,054       260,000    16,874     589,694     (551,534)            --          543,735
Net income......................          --            --        --          --           --             --        2,735,940
Conversion of Common B to Common
  A.............................      16,874       589,694   (16,874)   (589,694)          --             --               --
Shares issued in public
  offerings.....................   8,500,000    73,743,261        --          --           --             --               --
Amortization of deferred
  compensation..................          --            --        --          --      146,143             --               --
Shares issued pursuant to
  employee benefit plans,
  including tax benefit.........     879,640     3,068,536        --          --           --             --               --
                                  ----------   -----------   -------   ---------    ---------       --------      -----------
Balance, December 31, 1999......  25,817,568    77,661,491        --          --     (405,391)            --        3,279,675
Net income......................          --            --        --          --           --             --        8,921,181
Foreign currency translation
  adjustment....................          --            --        --          --           --        (14,046)              --
Comprehensive loss..............          --            --        --          --           --             --               --
Amortization of deferred
  compensation..................          --            --        --          --      131,601             --               --
Unamortized portion of deferred
  compensation associated with
  terminated employees..........          --       (50,100)       --          --       50,100             --               --
Shares issued pursuant to
  employee benefit plans,
  including tax benefit.........     607,937     8,030,413        --          --           --             --               --
                                  ----------   -----------   -------   ---------    ---------       --------      -----------
Balance, December 31, 2000......  26,425,505   $85,641,804        --   $      --    $(223,690)      $(14,046)     $12,200,856
                                  ==========   ===========   =======   =========    =========       ========      ===========


                                     TOTAL
                                  -----------
Balance, December 31, 1997......  $   584,275
Net income......................      219,460
Deferred compensation...........           --
Amortization of deferred
  compensation..................       33,041
Shares issued pursuant to
  employee benefit plans,
  including tax benefit.........        5,119
                                  -----------
Balance, December 31, 1998......      841,895
Net income......................    2,735,940
Conversion of Common B to Common
  A.............................           --
Shares issued in public
  offerings.....................   73,743,261
Amortization of deferred
  compensation..................      146,143
Shares issued pursuant to
  employee benefit plans,
  including tax benefit.........    3,068,536
                                  -----------
Balance, December 31, 1999......  $80,535,775
Net income......................    8,921,181
Foreign currency translation
  adjustment....................      (14,046)
Comprehensive loss..............    8,907,135
Amortization of deferred
  compensation..................      131,601
Unamortized portion of deferred
  compensation associated with
  terminated employees..........           --
Shares issued pursuant to
  employee benefit plans,
  including tax benefit.........    8,030,413
                                  -----------
Balance, December 31, 2000......  $97,604,924
                                  ===========

          See accompanying notes to consolidated financial statements.

                             WEBTRENDS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                               1998           1999             2000
                                                            ----------    -------------    -------------
Cash flows from operating activities:
  Net income............................................    $  219,460    $   2,735,940    $   8,921,181
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization......................       206,417          523,738        2,493,262
     Provision for doubtful accounts....................        43,548          190,000        1,322,000
     Loss on sale of assets.............................           293           41,762               --
     Amortization of deferred compensation..............        33,041          146,143          131,601
     Tax benefit from employee stock option plans.......            --        1,962,350        5,072,437
     Increase in deferred income taxes..................            --         (131,000)        (305,565)
     Changes in assets and liabilities (net of assets
       acquired):
       Accounts receivable..............................      (494,484)      (4,180,967)     (11,076,820)
       Prepaid expenses and other.......................      (467,389)        (514,564)         419,390
       Accounts payable.................................       139,357          924,503        1,524,340
       Accrued liabilities..............................       430,712        1,032,305        1,204,230
       Accrued compensation.............................       342,617        2,044,441        1,645,773
       Accrued income taxes.............................       (24,548)        (185,136)         609,048
       Deferred revenue.................................       436,939        3,298,869        7,383,179
                                                            ----------    -------------    -------------
          Net cash provided by operating activities.....       865,963        7,888,384       19,344,056
                                                            ----------    -------------    -------------
Cash flows from investing activities:
  Acquisition of property and equipment.................      (479,151)      (2,342,843)      (9,677,826)
  Business acquired.....................................            --               --       (1,658,471)
  Purchase of investments...............................            --     (368,415,185)    (215,366,010)
  Maturity of investments...............................            --      316,469,000      188,822,000
                                                            ----------    -------------    -------------
          Net cash used for investing activities........      (479,151)     (54,289,028)     (37,880,307)
                                                            ----------    -------------    -------------
Cash flows from financing activities:
  Proceeds from issuance of common stock................         5,119       73,743,261               --
  Stock issued pursuant to employee benefit plans.......            --        1,106,186        2,957,976
  Principal payments on borrowings from shareholders....      (100,000)        (150,000)              --
                                                            ----------    -------------    -------------
          Net cash provided by (used for) financing
            activities..................................       (94,881)      74,699,447        2,957,976
                                                            ----------    -------------    -------------
          Effect of foreign currency exchange rates on
            cash........................................            --               --          (14,046)
          Increase (decrease) in cash and cash
            equivalents.................................       291,931       28,298,803      (15,592,321)
Cash and cash equivalents, beginning of year............       806,916        1,098,847       29,397,650
                                                            ----------    -------------    -------------
Cash and cash equivalents, end of year..................    $1,098,847    $  29,397,650    $  13,805,329
                                                            ==========    =============    =============
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest...........................................    $   21,717    $      25,339    $          --
     Income taxes.......................................    $  155,500    $      94,300    $    (315,633)

          See accompanying notes to consolidated financial statements.

                             WEBTRENDS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     WebTrends Corporation, or the "Company," is a leading developer and provider of enterprise solutions for Visitor Relationship Management, eBusiness Intelligence and eBusiness Systems Management. WebTrends offers integrated scalable software solutions and professional services addressing key eBusiness management needs and a wide variety of Internet-based systems including web servers, firewalls, proxy servers, media servers, email servers and database systems. Products are sold through internal corporate and enterprise field sales, distributors, resellers, online from our web site and are also available as a hosted application.

     The accompanying financial statements include the accounts of WebTrends Corporation and its wholly owned subsidiary, WebTrends UK Limited. All significant intercompany transactions have been eliminated.

USE OF ESTIMATES

     The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

CASH, CASH EQUIVALENTS AND INVESTMENTS

     The Company classifies highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Investments consist of certificates of deposit, commercial paper and other highly liquid investments with original maturities ranging from three months to two years. Investments with maturity dates in excess of one year from the balance sheet date are classified as long-term investments in the accompanying balance sheet. All investments are classified assuming they will be held to maturity and are recorded at amortized cost, which approximates market value.

ACCOUNTS RECEIVABLE

     Accounts receivable are shown net of allowance for doubtful accounts of $230,000 and $950,000 at December 31, 1999 and 2000, respectively. Charges against the reserve were $29,000, $240,000 and $602,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of individual assets ranging from three to five years. Expenditures for renewals and improvements that significantly add to the useful life of an asset are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Expenditures incurred for computer software developed or obtained for internal use are capitalized for application developed activities and expensed as incurred for preliminary project activities or post-implementation activities. When depreciable properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations.

REVENUE RECOGNITION

     The Company has adopted Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4, Deferral of the Effective Date of a Provision of 97-2, and SOP 98-9, Modification of

                             WEBTRENDS CORPORATION

SOP 97-2, With Respect to Certain Transactions. The provisions of SOP's 97-2 and 98-4 have been applied to transactions entered into beginning January 1, 1998. The provisions of SOP 98-9 have been applied to transactions entered into beginning January 1, 1999. Prior to 1997, the Company's revenue policy was in accordance with the preceding authoritative guidance provided by SOP 91-1, Software Revenue Recognition. The adoption of SOP 97-2, as amended, did not have a significant impact on the Company's accounting for revenues.

     SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the vendor specific objective evidence of the relative fair values of each element in the arrangement. SOP 98-9 amended SOP 97-2 to require recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2.

     Software license revenue, consisting of fees for licenses of WebTrends' software products, is generally recognized upon receipt of a signed contract or purchase order and delivery of the software, provided the related fee is fixed and determinable, collectibility of the fee is probable and vendor specific objective evidence for all elements has been established. The Company has established sufficient vendor specific objective evidence to ascribe a value to professional consulting services and post-contract customer support based on the price charged when these elements are sold separately. Accordingly, software license revenue is recorded under the residual method described above in arrangements in which licenses are sold with professional consulting services, post-contract customer support or both. In addition, in arrangements involving professional consulting services that are considered essential to the functionality of the software, all of the software license and consulting revenue is deferred until installation is complete using the completed contract method which, due to the short length of the installation period does not differ materially from the result that would be obtained if the percentage of completion method were used.

     Support services revenue consists of annual subscriptions for upgrades, post-sale customer support services and professional consulting services. Our customers typically purchase maintenance agreements annually, which give the subscriber the right to obtain upgrades, when and if available. Subscriptions are priced based on a percentage of the software license fee, are collected in advance and the revenue is recognized ratably over the term of the subscription. Professional consulting services are billed either on a time and materials basis or on a fixed-price schedule. Revenue allocated to professional consulting services is recognized as the services are performed except as described above where such services are considered essential to the functionality of the software sold as part of the arrangement.

     The Company generally provides a thirty-day right of return for each product sold. Estimated sales returns and allowances are recorded upon shipment of the product and have not been material to date.

     WebTrends sells a portion of its products domestically and internationally through resellers. Revenue from sales to domestic resellers is managed directly by the Company and is recognized from sales primarily at the time of shipment, net of estimated returns and allowances. WebTrends has also entered into agreements with a limited number of large domestic distributors. These agreements offer expanded rights of return and price protection beyond the Company's normal reseller agreements. For these distributors, the Company recognizes revenues upon sale from the distributor to a third party or end user. Revenue on sales to international resellers managed by a third-party export management company is recognized upon sale from the reseller to a third party or end user.

CONCENTRATION OF CREDIT RISK

     Sales outside of the United States were approximately $2,206,000, $4,484,000 and $16,840,000 for the years ended December 31, 1998, 1999 and 2000, respectively. During these same periods, no individual

                             WEBTRENDS CORPORATION
customer or reseller accounted for 10% or more of total revenue. However, sales through a third-party export management company were 16.7%, 17.2% and 21.7% for the years ended December 31, 1998, 1999 and 2000, respectively. Accounts receivable at December 31, 1999 and 2000 includes balances due from this third-party export management company, which manages most of the invoicing and collection processes for the Company's international sales. Receivables through this export management company comprised 18% and 20% of the total outstanding accounts receivable balance at December 31, 1999 and 2000, respectively, of which 66% and 83% was due less than thirty days from billing at those respective dates. No other customer comprised greater than 10% of the total accounts receivable balance at December 31, 1999 and 2000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, investments, accounts receivable and accounts payable approximate fair value due to the relative short-term nature of these instruments.

ADVERTISING COSTS

     Advertising costs are generally expensed when incurred and totaled $957,000, $1,439,000 and $3,065,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

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

INCOME TAXES

     The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

STOCK-BASED EMPLOYEE COMPENSATION

     The Company has adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply provisions of APB Opinion No. 25 under which no compensation cost for stock options granted to employees is recognized for stock option awards granted at or above fair market value and to provide pro forma net income and pro forma earnings per share disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                             WEBTRENDS CORPORATION

NET INCOME PER SHARE

     Basic and diluted net income per share are computed using the weighted average number of common shares outstanding during each year. Diluted shares outstanding also include potential dilution for stock options outstanding calculated using the treasury method. Diluted shares outstanding for 2000 excludes 533,270 of incremental options as these options would have been antidilutive. Basic and diluted net income per share have been calculated in accordance with SEC Staff Accounting Bulletin No. 98.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to current year presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

(2) PROPERTY AND EQUIPMENT

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1999          2000
                                                     ----------    -----------
Computer hardware and equipment....................  $2,236,507    $ 8,440,497
Furniture and fixtures.............................     566,026      2,057,067
Computer software..................................     389,676      2,194,449
Leasehold improvements.............................          --        381,174
                                                     ----------    -----------
          Total....................................   3,192,209     13,073,187
  Less accumulated depreciation....................    (816,459)    (3,184,400)
                                                     ----------    -----------
          Total property and equipment, net........  $2,375,750    $ 9,888,787
                                                     ==========    ===========

(3) INCOME TAXES

     For 2000, foreign operations incurred a loss before tax of $402,000 while domestic income before taxes was $14,577,000. Prior to June 30, 2000, the Company did not have foreign operations.

     The provision for income taxes is comprised of the following:

                                                    1998         1999          2000
                                                  --------    ----------    ----------
Current:
  Federal.......................................  $102,000    $1,401,125    $4,578,574
  State.........................................    19,805       290,249       964,485
                                                  --------    ----------    ----------
                                                   121,805     1,691,374     5,543,059
                                                  --------    ----------    ----------
Deferred:
  Federal.......................................   (75,000)     (103,988)      (74,407)
  State.........................................   (15,500)      (26,644)      (14,776)
  Foreign.......................................        --            --      (199,865)
                                                  --------    ----------    ----------
                                                   (90,500)     (130,632)     (289,048)
                                                  --------    ----------    ----------
          Total provision for income taxes......  $ 31,305    $1,560,742    $5,254,011
                                                  ========    ==========    ==========

                             WEBTRENDS CORPORATION

     The provision for income taxes varies from the amounts computed by applying the federal statutory rate to income before taxes as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1998     1999     2000
                                                              ------    -----    -----
Federal income tax statutory rates..........................   34.0%    34.0%    35.0%
State and local taxes, net of federal benefits..............    8.0      6.7      6.4
Research and development credits............................  (37.3)    (4.8)    (3.1)
Foreign sales corporation benefit...........................   (1.2)      --     (1.5)
Deferred stock compensation.................................    4.3       --       --
Other.......................................................    4.7      0.4      0.3
                                                              -----     ----     ----
          Total.............................................   12.5%    36.3%    37.1%
                                                              =====     ====     ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1999         2000
                                                       ---------    ---------
Deferred tax assets:
  Reserves and allowances............................  $ 304,000    $ 410,200
  Foreign loss carryforwards.........................         --       83,700
  Accrued liabilities................................    125,900      111,000
  Other..............................................     72,600      203,165
                                                       ---------    ---------
     Deferred tax assets.............................  $ 502,500    $ 808,065
                                                       =========    =========
Deferred tax liabilities:
  Deferred compensation..............................    (39,300)     (89,000)
  Depreciation of equipment..........................   (157,700)    (124,898)
                                                       ---------    ---------
     Net deferred tax assets.........................  $ 305,500    $ 594,167
                                                       =========    =========

     The Company has not recorded a valuation allowance against its deferred tax assets existing at December 31, 1999 or 2000, as it believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

     At December 31, 2000, the Company had tax loss carryovers of approximately $7,700,000, $8,200,000 and $276,000 for federal, state and foreign purposes, respectively, to offset against future taxable income. These carryovers expire beginning in 2014 through 2019. In addition, the Company had approximately $1,060,000 and $375,000 of federal and state credit carryforwards, respectively, to offset against future taxable income which expire from 2004 through 2020. The carryforwards identified relate to the disqualifying disposition of employee stock options and, when realized, the resulting tax savings will be credited directly to shareholders' equity and will not impact tax expense reported for book purposes.

     During 1999 the Company experienced a change in ownership as defined in Internal Revenue Code Section 382 which limits the utilization of tax loss carryforwards. The Company does not expect the "annual limitation" to impact the timing or amount of carryforward limitation.

                             WEBTRENDS CORPORATION

(4) DEFERRED REVENUE

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1999          2000
                                                     ----------    -----------
Deferred customer support..........................  $  520,313    $ 2,143,646
Deferred product revenues..........................     752,614      2,521,226
Deferred subscription revenues.....................   1,845,441      6,084,363
Other..............................................   1,004,514        756,826
                                                     ----------    -----------
                                                     $4,122,882    $11,506,061
                                                     ==========    ===========

(5) EMPLOYEE BENEFIT PLAN

     The Company established an employee benefit plan, effective January 1, 1997, that features a 401(k) salary reduction provision covering all employees who meet certain eligibility requirements. Eligible employees can elect to defer up to 15% of compensation subject to the statutorily prescribed annual limit. WebTrends, at its discretion, may make contributions to the plan. No discretionary contributions were made to the plan in 1998 or 1999. The Company matched 3% of employee contributions in the amount of $263,980 in 2000. To date, the Company has paid plan administrative costs of $3,328, $4,680 and $9,906 for the years ended December 31, 1998, 1999, and 2000, respectively. Participants will receive their share of the value of their investments upon retirement or termination, subject to a vesting schedule for Company matching contributions.

(6) SHAREHOLDERS' EQUITY

PREFERRED STOCK

     WebTrends is authorized to issue 15,000,000 shares of preferred stock, no par value. The Board of Directors of the Company has the authority to divide the preferred stock into as many series as it shall from time to time determine. Each series of preferred stock shall have the powers, preferences and rights as determined by the Board at its discretion. As of December 31, 2000, no preferred shares have been issued.

COMMON STOCK

     On February 19, 1999, WebTrends completed an initial public offering of 7,000,000 shares including 6,000,000 newly issued shares sold by WebTrends and 1,000,000 outstanding shares sold by existing shareholders. Subsequently, the selling shareholders sold an additional 1,050,000 shares pursuant to the underwriters' exercise of their overallotment option. The Company did not receive any of the proceeds from the sale of stock by the selling shareholders. The offered shares generated net proceeds to WebTrends of approximately $35.2 million. On May 13, 1999, the Company completed a follow-on offering of 5,000,000 shares, including 2,500,000 shares sold by WebTrends, and 2,500,000 shares sold by existing shareholders. The Company did not receive any of the proceeds from the sale of stock by the selling shareholders. The follow-on offering generated net proceeds to WebTrends of approximately $38.4 million after expenses.

DEFERRED COMPENSATION

     Deferred compensation cost of $584,575 was recognized in 1998 for stock option awards that were granted with exercise prices that were less than the estimated value of the stock at the date of grant. Amortization of $33,041, $146,143 and $131,601 of deferred compensation has been recorded for the years ended December 31, 1998, 1999 and 2000, respectively.

                             WEBTRENDS CORPORATION

STOCK OPTIONS

     Effective March 28, 1997, WebTrends established the 1997 Key Employees' Incentive Stock Option Plan and subsequently authorized 3,000,000 shares of non-voting common stock, no par value, to be reserved for grants under the plan. Effective December 5, 1997, the Board approved the 1997 Stock Incentive Compensation Plan (the "Plan") which replaced the Key Employee Incentive Stock Option Plan. Options granted under the Plan may be designated as incentive or nonqualified at the discretion of the plan administrator. On October 30, 1998, the Company increased the number of shares authorized under the plan to 4,000,000. In December 1998, the Company reduced the number of shares authorized in the Plan to 3,069,048 and determined that no additional options would be granted under the Plan.

     In December 1998, WebTrends adopted the 1998 Stock Incentive Compensation Plan (the "1998 Plan"). The 1998 Plan permits both option and stock grants. The Board initially reserved a total of 2,930,950 shares of common stock for the 1998 Plan, plus (a) any shares returned to the 1997 Plan upon termination of certain option and stock grants (other than terminations due to exercise or settlement of such awards); and (b) an automatic annual increase, to be added on the first day of the fiscal year beginning in 2001, equal to the lesser of 1,000,000 shares or 5% of the average common shares outstanding as used to calculate fully diluted earnings per share as reported in the Company's Annual Report for the preceding year. Effective May 11, 2000, the 1998 plan was amended to, among other things, authorize 1,298,000 additional shares for issuance.

     The option price for incentive stock options is set at not less than the market value of WebTrends' common stock (market value plus 10% for shareholders who possess more than 10% of the combined voting power of all classes of shares of the Company) at the date of the grant. Employee options generally vest over a four-year period, 25% after the first year of employment and the balance in equal monthly amounts thereafter over the remaining vesting period. Options are contingent on continued employment with the Company and expire ten years (five years for 10% shareholders as defined above) from the date of grant. The vesting period for certain options is subject to acceleration upon a change in control of WebTrends as defined in the option agreements.

     WebTrends applies APB Opinion No. 25 in accounting for its stock options plans. Accordingly, compensation cost is generally not recognized for stock option grants.

                             WEBTRENDS CORPORATION

     A summary of stock option activity follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                          NUMBER      EXERCISE
                                                         OF SHARES     PRICE
                                                         ---------    --------
Options outstanding at December 31, 1997...............  1,258,416     $ 0.30
Granted................................................  2,001,134       1.67
Canceled...............................................    (70,000)      0.39
Forfeited..............................................   (230,378)      0.33
Exercised..............................................    (16,874)      0.30
                                                         ---------     ------
Options outstanding at December 31, 1998...............  2,942,298     $ 1.23
Granted................................................  1,328,070      17.88
Canceled...............................................         --         --
Forfeited..............................................   (405,650)      3.27
Exercised..............................................   (854,340)      1.08
                                                         ---------     ------
Options outstanding at December 31, 1999...............  3,010,378     $ 8.34
Granted................................................  2,651,590      27.01
Canceled...............................................         --         --
Forfeited..............................................   (354,133)     21.12
Exercised..............................................   (567,016)      3.62
                                                         ---------     ------
Options outstanding at December 31, 2000...............  4,740,819     $18.41
                                                         =========     ======

     The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives for options of similar price and grant date.

                              OPTIONS OUTSTANDING
                  --------------------------------------------
                                                  WEIGHTED          OPTIONS EXERCISABLE
                                                 REMAINING       --------------------------
EXERCISE PRICE    NUMBER OF     WEIGHTED          AVERAGE                  WEIGHTED AVERAGE
     RANGE         SHARES     AVERAGE PRICE   CONTRACTUAL LIFE   NUMBER     EXERCISE PRICE
---------------   ---------   -------------   ----------------   -------   ----------------
$ 0.30 - $12.90   1,243,117      $ 1.27              7.2         294,634        $ 1.13
$12.90 - $20.83   1,316,633      $17.28              9.1         200,811        $16.65
$20.84 - $30.05   1,767,799      $25.78              9.5          66,312        $24.41
$30.06 - $53.59     413,270      $42.03              9.1              --            --
                  ---------                                      -------
                  4,740,819      $18.41              8.8         561,757        $ 9.45

EMPLOYEE STOCK PURCHASE PLAN

     WebTrends adopted the 1999 Employee Stock Purchase Plan in December 1998. The Company intends for the Employee Stock Purchase Plan to qualify under
Section 423 of the Internal Revenue Code of 1986, as amended. WebTrends authorized the issuance of a total of 700,000 shares of common stock plus an automatic annual increase as defined in the Employee Stock Purchase Plan. A total of 25,300 and 40,921 shares were issued under the Employee Stock Purchase Plan in 1999 and 2000, respectively.

SFAS NO. 123 DISCLOSURE

     WebTrends applies APB No. 25 and related interpretations in accounting for its plans. However, pro forma information regarding net income is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method prescribed by that statement. In accordance with SFAS No. 123, pro forma disclosures as if WebTrends adopted the cost recognition requirements under SFAS No. 123 in 1997 are presented below.

                             WEBTRENDS CORPORATION

     The per share weighted average fair value of stock options granted during 1998, 1999 and 2000 was $1.74, $13.02 and $18.87, respectively. For SFAS No. 123 purposes, the fair value of each option has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions for grants:

                                                              YEAR ENDING
                                                              DECEMBER 31,
                                                          --------------------
                                                          1998    1999    2000
                                                          ----    ----    ----
Average dividend yield..................................   --%     --%     --%
Expected life in years..................................    4       4       4
Risk free interest rate.................................  6.0%    6.0%    6.0%
Expected volatility.....................................  100%    100%    100%

     Had WebTrends used the fair value methodology for determining compensation expense, WebTrends' net income (loss) net of related tax effects would have approximated the pro forma amounts below:

                                                  1998         1999           2000
                                                --------    -----------    -----------
Net income (loss):
  As reported.................................  $219,460    $ 2,735,940    $ 8,921,181
  Pro forma...................................   (15,857)    (1,662,856)    (6,294,322)
Net income (loss) per share, diluted:
  As reported.................................  $   0.01    $      0.11    $      0.31
  Pro forma...................................        --           (.06)          (.24)

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

(9) COMMITMENTS

     WebTrends currently occupies office space under operating lease agreements in several locations. For the years ended December 31, 1998, 1999 and 2000, rent expense was approximately $204,000, $566,000 and $1,056,000, respectively.

     Future minimum lease payments under operating leases are as follows:

Year ending December 31:
  2001...................................................  $1,790,289
  2002...................................................   2,195,720
  2003...................................................   2,202,150
  2004...................................................   1,303,651
  2005...................................................   1,229,419
  Thereafter.............................................   1,229,419
                                                           ----------
                                                           $9,950,648
                                                           ==========

(10) ACQUISITION OF UNITED KINGDOM DISTRIBUTOR

     On June 30, 2000, the Company acquired all the outstanding stock of OpenSoft Communications Ltd., the Company's United Kingdom distributor, for $1.7 million in cash plus $150,000 in acquisition related expenses. The acquisition has been accounted for as a purchase and resulted in $1.6 million in goodwill that is being amortized on a straight-line basis over 7 years. The results of operations for this acquisition do not have a material effect on consolidated operating results. Accordingly, pro forma data is not presented.

                             WEBTRENDS CORPORATION

(11) SUBSEQUENT EVENT

     On January 16, 2001, the Company, NetIQ Corporation, a Delaware Corporation ("NetIQ") and North Acquisition Corporation, an Oregon corporation and a wholly-owned subsidiary of NetIQ, entered into a definitive merger agreement. Under the merger agreement, North Acquisition will be merged with and into the Company, with the Company surviving the merger and becoming a wholly owned subsidiary of NetIQ. Closing of the merger is subject to regulatory and shareholder approvals, among other conditions and terms, as set out in the merger agreement. At the effective time of the merger, each outstanding share of the Company's common stock will be converted into the right to receive 0.48 of a share of NetIQ common stock. The transaction is expected to be completed in the first or second calendar quarter of 2001. The transaction is expected to be accounted for as a purchase.

(12) QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS EXCEPT PER SHARE
AMOUNTS)

                                                                     QUARTER ENDED
                                ---------------------------------------------------------------------------------------
                                MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                  1999       1999       1999        1999       2000       2000       2000        2000
                                --------   --------   ---------   --------   --------   --------   ---------   --------
Revenue.......................   $3,006     $4,007     $5,308      $7,405    $10,380    $13,519     $17,018    $20,354
Gross margin..................    2,716      3,663      4,902       6,841      9,311     11,947      15,100     17,742
Income from operations........      116        185        386         682      1,183      1,451       2,560      3,747
Net income....................      178        526        878       1,154      1,512      1,874       2,429      3,106
Net income per share,
  diluted.....................   $ 0.02     $ 0.02     $ 0.03      $ 0.04    $  0.06    $  0.07     $  0.09    $  0.11

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of WebTrends, and their ages and positions as of January 31, 2001, are as follows:

           NAME             AGE                            POSITION
           ----             ---                            --------
Elijahu Shapira...........  35     Chairman of the Board and Chief Executive Officer
W. Glen Boyd..............  33     President, Chief Technical Officer and Director
Michael                     42     Director
  Burmeister-Brown........
John W. Ryan..............  39     Director
Srivats Sampath...........  41     Director
James T. Richardson.......  53     Senior Vice President, Chief Financial Officer
Daniel J. Meub............  47     Chief Operating Officer
Mark E. Reed..............  50     Senior Vice President of Corporate Development and Sales

     There are no family relationships among any of the directors or executive officers of WebTrends.

     Elijahu Shapira is a co-founder of WebTrends and has served as its Chief Executive Officer since December 1997 and as a director since September 1993. From September 1994 to November 1995 and from November 1996 to December 1998, he served as its Vice President and Secretary. Mr. Shapira has 16 years of experience in the software industry. From June 1991 to September 1994, Mr. Shapira was the Product Development Manager for the AntiVirus product line of Central Point Software, an anti-virus software development company that was acquired by Symantec Corporation in 1994. From March 1987 to October 1990, Mr. Shapira was the Vice President of International Business Development for Carmel Software Engineering, a company specializing in network security and encryption products.

     W. Glen Boyd is a co-founder of WebTrends and has served as its President since December 1996, as its Chief Technical Officer since December 1997 and as a director since September 1993. Mr. Boyd served as the President of WebTrends from September 1993 to November 1995 and as its Vice President and Secretary from November 1995 to December 1996. Mr. Boyd has more than 13 years of experience in the software industry. Prior to co-founding WebTrends in 1993, from October 1990 to January 1993, Mr. Boyd was a Section Manager for the AntiVirus, Commute, and PCTools product lines of Central Point Software.

     Michael Burmeister-Brown has served as a director of WebTrends since October 1996. Since July 1997, Mr. Burmeister-Brown has served as a software engineer at Yahoo!, Inc., a company that provides services as a Web portal. Since May 1992, Mr. Burmeister-Brown has also served as the President of Second Nature Software, a software development company. From 1981 to 1991, Mr. Burmeister-Brown served in various executive management roles, including President, Chief Executive Officer and Chief Technology Officer for Central Point Software, a company he founded in 1981. Mr. Burmeister-Brown has 18 years of experience in senior management roles in the computer industry.

     John W. Ryan has served as a director of WebTrends since January 1998. Since July 1999, Mr. Ryan has served as Chief Executive Officer of Wisecity.com, Inc., a vertical Internet portal. From January 1997 to May 1999, Mr. Ryan served as the President of J. Ryan & Associates, a provider of high technology marketing and sales consulting services. From September 1995 to January 1997, Mr. Ryan served as the Vice President of Marketing Strategy and Programs for Tivoli Systems, a systems management division of IBM. From April 1994 to September 1995, Mr. Ryan served as the Vice President of Marketing for Mergent International, a producer of security software. From December 1990 to April 1994, he served as the director of a business unit for Central Point Software. Mr. Ryan has 17 years of experience in executive-level and senior management roles in the computer industry.

     Srivats Sampath has served as a director of WebTrends since January 1998. Since December 1998, Mr. Sampath has served as President and Chief Executive Officer of McAffee.com Corporation, a provider of services to upgrade, protect and manage personal computers online. From July 1998 to December 1998, Mr. Sampath served as the Vice President of Worldwide Marketing of Network Associates, a provider of security and management solutions for enterprise networks. From June 1996 to December 1997, Mr. Sampath served as the Vice President of Product Marketing for Netscape Communications, a provider of Internet software and services. From June 1993 to June 1996, Mr. Sampath served as the President and Chief Executive Officer of Discussions Corporation, a company that he founded to develop e-mail based groupware solutions. From 1984 to 1991, Mr. Sampath managed the LAN Enhancement Operations and Microcomputer Communications Division of Intel Corporation. Mr. Sampath has over 17 years of experience serving in management and executive roles in the computer industry.

     James T. Richardson has served as WebTrends' Senior Vice President since April 1999, Vice President and Chief Financial Officer since July 1998. From April 1994 to December 1997, Mr. Richardson served as the Senior Vice President of Corporate Operations and Chief Financial Officer of Network General, a producer of networking software that merged with McAfee Associates in December 1997 to form Network Associates. From July 1992 to April 1994, Mr. Richardson served as the Vice President of Finance and Chief Financial Officer of Logic Modeling Corporation, an electronic design automation software company that merged with Synopsys, Inc. in February 1994. From November 1989 to June 1992, Mr. Richardson served as the Vice President of Finance and Administration and as Chief Financial Officer of Advanced Logic Research, a manufacturer of personal computers. Mr. Richardson has served in various management positions in the high-technology industry since 1977.

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

     Mark E. Reed has served as WebTrends' Senior Vice President of Corporate Development and Sales since December 2000. From September to December 2000, Mr. Reed served as the Senior Vice President of Corporate Development at the Company. In 1997, Mr. Reed founded High Ground Partners LLC, a high tech consulting firm focused on helping high potential companies launch and/or re-engineer all facets of their business with a key focus on marketing and sales strategy. During this time Mr. Reed served in CEO and other executive positions with envoyGlobal.com, Lightware, Inc., CORD Communications and other technology companies. From May 1993 to September 1997 Mr. Reed served as senior vice president of sales, marketing and services at In Focus Systems and as president and CEO of Genigraphics, a wholly owned subsidiary of In Focus Systems.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock.

     Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all such reports were filed on a timely basis in 2000.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Directors do not currently receive cash compensation for services rendered as members of the board of directors or its committees. Directors are, however, reimbursed for expenses they incur in connection with attendance at board meetings.

SUMMARY OF COMPENSATION

     The following table shows the compensation for Elijahu Shapira, our Chief Executive Officer, and our three next highest compensated executive officers:

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                                                               COMPENSATION AWARDS
                                                        ANNUAL COMPENSATION    -------------------
                                                        -------------------        SECURITIES
         NAME AND PRINCIPAL POSITION            YEAR     SALARY      BONUS     UNDERLYING OPTIONS
         ---------------------------            ----    --------    -------    -------------------
Elijahu Shapira...............................  2000    150,000     40,000                --
  Chairman of the Board and                     1999    150,000         --                --
  Chief Executive Officer                       1998    150,000     20,000                --
W. Glen Boyd..................................  2000    150,000     40,000                --
  President and                                 1999    150,000         --                --
  Chief Technical Officer                       1998    150,000     20,000                --
James T. Richardson...........................  2000    135,000     65,000            50,000
  Senior Vice President, Chief                  1999    135,000     50,000           150,000
  Financial Officer and Secretary               1998     58,326         --           492,632
Daniel J. Meub................................  2000    135,000     65,000           150,000
  Chief Operating Officer                       1999    135,000     50,000           150,000
                                                1998      9,259         --           165,000

OPTION GRANTS AND EXERCISES

     The following table shows additional information for options granted or exercised in 2000:

                             OPTION GRANTS IN 2000

                                          INDIVIDUAL GRANTS                           POTENTIAL REALIZABLE
                                -------------------------------------                   VALUE AT ASSUMED
                                NUMBER OF    PERCENTAGE OF                            ANNUAL RATES OF STOCK
                                SECURITIES   TOTAL OPTIONS                           PRICE APPRECIATION FOR
                                UNDERLYING    GRANTED TO                                 OPTION TERM(3)
                                 OPTIONS     EMPLOYEES IN    EXERCISE   EXPIRATION   -----------------------
             NAME               GRANTED(1)      2000(2)       PRICE        DATE          5%          10%
             ----               ----------   -------------   --------   ----------   ----------   ----------
James T. Richardson...........    50,000          1.9%        $18.06     10/12/10    $  567,892   $1,439,149
Daniel J. Meub................   100,000          3.8          28.19       8/3/10     1,772,854    4,492,760
                                  50,000          1.9          18.06     10/12/10       567,892    1,439,149

---------------
(1) Options generally have a term of ten years and become exercisable over four years as follows: 1/4 on the first anniversary of the date of grant and an additional 1/48 each month thereafter.

(2) Based on an aggregate of 2,651,590 shares subject to options granted to employees of the Company in 2000.

(3) These dollar amounts are calculated based on growth rates required by rules of the Securities and Exchange Commission. These growth rates are not intended by WebTrends to forecast future appreciation, if any, of the price of our common stock, and WebTrends expressly disclaims any representation to that effect.

     The vesting of share options for certain of the Company's named executive officers will accelerate upon the closing of the proposed merger with NetIQ. This is detailed more fully in the registration statement on Form S-4 filed by NetIQ in connection with the proposed merger.

        AGGREGATED OPTION EXERCISES IN 2000, AND YEAR-END OPTION VALUES

                                                      NUMBER OF SECURITIES
                                                     UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                           SHARES                          OPTIONS AT              IN-THE-MONEY OPTIONS AT
                          ACQUIRED                      DECEMBER 31, 2000           DECEMBER 31, 2000(2)
                             ON         VALUE      ---------------------------   ---------------------------
          NAME            EXERCISE   REALIZED(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
          ----            --------   -----------   -----------   -------------   -----------   -------------
James T. Richardson.....  109,464    $4,683,711      46,874         376,830       $581,706      $9,495,592
Daniel J. Meub..........   53,500    $1,566,233      49,058         318,880       $915,074      $3,684,202

---------------
(1) Based on the difference between the fair market value on the date of exercise and the exercise price.

(2) Based on the difference between the fair market value on December 31, 2000 ($28.94 per share) and the exercise price.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the compensation committee in 2000 were Messrs. Shapira, Ryan and Burmeister-Brown. Mr. Shapira is our Chief Executive Officer. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

     There were no transactions relating to members of the compensation committee in 2000.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

  Executive Officer Compensation

     Our executive compensation program combines competitive salaries with added incentives for annual and long-term performance. The program is intended to attract, motivate and retain highly-skilled senior managers. The program provides for (i) base salaries and benefits, (ii) bonuses and (iii) stock option grants.

     Base Salary and Benefits. We provide a base salary and benefits package that is competitive within the industry and geographic regions in which we offer employment. The primary factors that determine the level of base salary are individual performance, responsibilities, prior experience, breadth of knowledge and market forces. Executives are generally eligible to participate in benefit programs that are available to all employees.

     Annual Bonus. Annual bonuses are awarded for the achievement of annual financial and strategic objectives. The objectives may be based on overall company performance or individual goals. The maximum achievable bonus is generally a significant percentage of an executive's base salary.

     Stock Option Grants. Stock options are intended to provide an incentive for management, as well as other employees, to generate shareholder value. Options generally vest over a four-year period. Accordingly, options improve executive and employee retention while encouraging a focus on long-term, sustainable value. The same factors considered in determining base salary are considered in awarding stock options with the goal of providing an overall compensation package required from a competitive point of view to retain the services of a valued executive officer.

  Compensation for the Chief Executive Officer

     Compensation for Elijahu Shapira, our chief executive officer, is generally determined in the same fashion as the other executive officers. Mr. Shapira does not participate in setting his own compensation. He has not been awarded any stock options. The committee believes Mr. Shapira is paid a reasonable salary and bonus that is nonetheless low based on his relative contributions to WebTrends. However, as Mr. Shapira is a significant WebTrends shareholder, he has sufficient incentive to continue to focus his efforts on generating shareholder value.

  Tax Deductibility of Compensation

     The Internal Revenue Code contains a provision that limits the tax deductibility of compensation paid to executive officers. This provision may disallow the deductibility of compensation in excess of $1 million per year unless it is considered performance-based compensation under the tax code. We did not exceed the limitation in 2000 for any officer and do not expect to exceed the limitation for any officer in 2001. However, we reserve the right to forego any or all of the tax deduction if we believe it to be in the best long-term interests of our shareholders.

  Conclusion

     This report is submitted by the compensation committee of the board of directors of WebTrends Corporation as of December 31, 2000.

                                          COMPENSATION COMMITTEE

                                          Elijahu Shapira
                                          John Ryan
                                          Michael Burmeister-Brown

                       PERFORMANCE MEASUREMENT COMPARISON

     The following graph shows the total shareholder return of an investment of $100 in cash for our common stock on February 19, 1999 at the initial public offering price versus an investment of $100 in cash on or about the same date if
(i) the Nasdaq Composite Index and (ii) the Nasdaq Computer and Data Processing Index. All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of the period started.

                COMPARISON OF 22 MONTH CUMULATIVE TOTAL RETURN*
AMONG WEBTRENDS CORPORATION, THE NASDAQ STOCK MARKET (U.S.) INDEX AND THE NASDAQ
                        COMPUTER & DATA PROCESSING INDEX

                              [PERFORMANCE GRAPH]

--------------------------------------------------------------------------------
                                                   2/19/99     12/99      12/00
--------------------------------------------------------------------------------
 WEBTRENDS CORPORATION                             100.00     311.54     222.60
 NASDAQ STOCK MARKET (U.S.)                        100.00     178.56     107.44
 NASDAQ COMPUTER & DATA PROCESSING                 100.00     210.78      97.49
--------------------------------------------------------------------------------

---------------

* $100 INVESTED ON 2/19/99 IN STOCK OR INDEX -- INCLUDING REINVESTMENT OF DIVIDENDS

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table indicates how much common stock as of January 31, 2001, is beneficially owned by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table below; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

                                                              SHARES BENEFICIALLY
                                                                     OWNED
                                                              --------------------
                            NAME                               NUMBER      PERCENT
                            ----                               ------      -------
Elijahu Shapira(1)
  c/o WebTrends Corporation
  851 SW Sixth Avenue, Suite 1200
  Portland, Oregon 97204....................................  3,995,500     15.1%
W. Glen Boyd(2)
  c/o WebTrends Corporation
  851 SW Sixth Avenue, Suite 1200
  Portland, Oregon 97204....................................  3,995,500     15.1%
T. Rowe Price Associates, Inc.(3)
  100 E. Pratt Street
  Baltimore, Maryland 21202.................................  3,676,580     13.9%
Michael Burmeister-Brown(4).................................    546,054      2.1
John W. Ryan................................................         --        *
Srivats Sampath(5)..........................................     80,156        *
James T. Richardson(6)......................................    161,502        *
Daniel J. Meub(7)...........................................     59,429        *
All directors and executive officers as a group (seven
  persons)(8)...............................................  8,838,141     33.3%

---------------
 *  Less than 1%.

(1) Includes 315,000 shares held by the Anne and Eli Shapira Charitable Foundation. Mr. Shapira disclaims beneficial ownership of such shares.

(2) Includes 315,000 shares held by the Glen Boyd Charitable Foundation. Mr. Boyd disclaims beneficial ownership of such shares.

(3) These securities are owned by various individual and institutional investors including T. Rowe Price New Horizons Fund, Inc. (which owns 2,350,000 shares, representing 8.9% of the shares outstanding), for which T. Rowe Price Associates, Inc. (Price Associates) serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(4) Includes 10,000 shares held by Susan Burmeister-Brown. Mr. Burmeister-Brown disclaims beneficial ownership of such shares.

(5) Includes 78,156 shares subject to options exercisable within 60 days after January 31, 2001. Also includes 2,000 shares held by Renuka Srivats. Mr. Sampath disclaims beneficial ownership of the shares held by Renuka Srivats.

(6) Includes 102,038 shares subject to options exercisable within 60 days after January 31, 2001.

(7) Includes 58,432 shares subject to options exercisable within 60 days after January 31, 2001.

(8) Includes shares referred to in footnotes (2) through (5).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INTERESTS OF CERTAIN PERSONS RELATED TO THE PENDING MERGER WITH NETIQ

     Certain directors and members of management of the Company have interests in the proposed merger with NetIQ that are different from, or in addition to, their interests as WebTrends shareholders generally. Among these interests include employment agreements entered into by Mr. Elijahu Shapira and Mr. W. Glen Boyd, whereby they shall serve as Chief Strategy Officer and Chief Information Officer, respectively, of NetIQ following the merger and will receive options to acquire NetIQ stock in connection with their employment. Additionally, two of the Company's current directors, John Ryan and Srivats Sampath, and three of WebTrends' executive officers, Daniel Meub, Mark Reed and James Richardson, have agreements with WebTrends that provide for the partial or full acceleration of their unvested stock options in connection with the merger. These interests are more fully described in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 1, 2000 addressing the proposed merger and issuance of NetIQ shares in the merger in the section titled "Interests of certain persons related to the pending merger."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)1. Index to Financial Statements

Independent Auditors' Report................................   19
Consolidated Balance Sheets.................................   20
Consolidated Statements of Operations.......................   21
Consolidated Statements of Shareholders' Equity.............   22
Consolidated Statements of Cash Flow........................   23
Notes to the Consolidated Financial Statements..............   24

     (a)2. Financial Statement Schedules

     All Schedules have been omitted because the required information is included in the financial statements or the notes thereto, or is not applicable or required.

     (a)3. Index to Exhibits

    EXHIBIT NO.                           DESCRIPTION
    -----------                           -----------
       3.1(1)     Third Restated Articles of Incorporation, as amended on May
                  26, 2000.
       3.2(2)     Second Restated Bylaws
      10.1(3)     Amended and Restated 1998 Stock Incentive Compensation Plan
      10.2(2)     Employee Stock Purchase Plan
      10.3(2)     1997 Stock Incentive Compensation Plan
      10.4(2)     Office Lease dated November 20, 1998, by and between the
                  Prudential Insurance Company of America and WebTrends
                  Corporation
      10.5(4)     First Addendum to Lease dated October 15, 1999, by and
                  between the Prudential Insurance Company of America and
                  WebTrends Corporation
      10.6(1)     Lease for certain office space entered into by the Company and Fox Tower LLC on June 22, 2000.
      21.1        List of Subsidiaries
      23.1        Consent of KPMG LLP, Independent Accountants

---------------
(1) Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended June 30, 2000.

(2) Incorporated by reference from registration statement on Form S-1 (File No. 333-69171) declared effective on February 18, 1999.

(3) Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 2000.

(4) Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 1999.

     (b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 1, 2001.

                                          WEBTRENDS CORPORATION

                                          By:    /s/ JAMES T. RICHARDSON
                                            ------------------------------------
                                                    James T. Richardson
                                              Senior Vice President and Chief
                                                      Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 1, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

                /s/ ELIJAHU SHAPIRA                        Chief Executive Officer and Director
---------------------------------------------------
                  Elijahu Shapira

                 /s/ W. GLEN BOYD                     President, Chief Technical Officer and Director
---------------------------------------------------
                   W. Glen Boyd

              /s/ JAMES T. RICHARDSON                 Senior Vice President, Chief Financial Officer
---------------------------------------------------      (principal financial and chief accounting
                James T. Richardson                                      officer)

           /s/ MICHAEL BURMEISTER-BROWN                                  Director
---------------------------------------------------
             Michael Burmeister-Brown

                /s/ SRIVATS SAMPATH                                      Director
---------------------------------------------------
                  Srivats Sampath

                   /s/ JOHN RYAN                                         Director
---------------------------------------------------
                     John Ryan

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1(1)   Third Restated Articles of Incorporation, as amended on May
          26, 2000.
 3.2(2)   Second Restated Bylaws
10.1(3)   Amended and Restated 1998 Stock Incentive Compensation Plan
10.2(2)   Employee Stock Purchase Plan
10.3(2)   1997 Stock Incentive Compensation Plan
10.4(2)   Office Lease dated November 20, 1998, by and between the
          Prudential Insurance Company of America and WebTrends
          Corporation
10.5(4)   First Addendum to Lease dated October 15, 1999, by and
          between the Prudential Insurance Company of America and
          WebTrends Corporation
10.6(1)   Lease for certain office space entered into by the Company and Fox Tower LLC on June 22, 2000.
21.1      List of Subsidiaries
23.1      Consent of KPMG LLP, Independent Accountants

---------------
(1) Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended June 30, 2000.

(2) Incorporated by reference from registration statement on Form S-1 (File No. 333-69171) declared effective on February 18, 1999.

(3) Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 2000.

(4) Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 1999.